Form 10-Q
period 1995-03-31
REGENCY EQUITIES CORP
filed 1995-05-11
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                                ------------------

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                Commission file number   O-10695
                                        ---------

                     REGENCY EQUITIES CORP.
     (Exact name of registrant as specified in its charter)

              Delaware                             23-2298894
    (State or other jurisdiction                (I.R.S. employer
  of incorporation or organization)           identification no.)

3660 Wilshire Boulevard, Suite 336 Los Angeles, CA    90010-2709
   (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code (310) 827-9604


       Former name, former address and former fiscal year,
                  if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 8, 1995 is 87,283,661.

                       REGENCY EQUITIES CORP.

                                INDEX
                                                                 Page
                                                                 ----

Part I    Financial information

Item 1.   Financial statements

          Balance sheets as of March 31, 1995
           (Unaudited) and December 31, 1994 . . . . . . . . . . . .1

          Statements of operations for the three
           months ended March 31, 1995 and 1994
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .2

          Statement of changes in shareholders' equity
           for the three months ended March 31, 1995
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .3

          Statements of cash flows for the three months
           ended March 31, 1995 and 1994 (Unaudited) . . . . . . . .4

          Notes to financial statements (Unaudited). . . . . . . . .5

Item 2.   Management's discussion and analysis
           of financial condition and results
           of operations . . . . . . . . . . . . . . . . . . . . . .6

Part II   Other information

Item 6.   Exhibits and reports on Form 8-K . . . . . . . . . . . . .7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       REGENCY EQUITIES CORP.

                          BALANCE SHEETS

                                           March 31,
                                             1995      December 31,
                                          (Unaudited)      1994
                                          ----------   ------------
ASSETS
 Cash                                    $ 2,052,289    $15,298,990
 Interest receivable, net of reserve
  for collectibility of $187,937 in
  1995 and 1994                                 -              -
 Rent receivable                              93,863        105,441
 Rental property owned, net of write
  down for possible loss of $215,000
  and accumulated depreciation of
  $208,539 in 1995 and $196,272 in
  1994                                     1,047,902      1,060,169
 Deferred income taxes                        28,670         28,670
 Mortgage receivable, net of reserve
  for collectibility of $450,000 in
  1995 and 1994                              400,000        400,000
                                         -----------    -----------
                                         $ 3,622,724    $16,893,270
                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Accounts payable and accrued
  expenses                               $   241,704    $    60,660
 Income taxes payable                          1,860          5,720
                                         -----------    -----------
                                             243,564         66,380
                                         -----------    -----------
CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01
  per share, authorized 5,000,000
  shares; none issued
 Common stock, par value $.01
  per share, authorized
  125,000,000 shares; issued and
  outstanding 87,283,661 shares              872,836        872,836
 Additional paid-in capital               47,660,331     47,660,331
 Accumulated deficit                    ( 45,154,007)  ( 31,706,277)
                                         -----------    -----------
                                           3,379,160     16,826,890
                                         -----------    -----------
                                         $ 3,622,724    $16,893,270
                                         ===========    ===========
           See accompanying notes to financial statements

                        REGENCY EQUITIES CORP.

                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                            1 9 9 5       1 9 9 4
                                         ------------  ------------

REVENUES:
  Interest income                        $    84,901    $   103,038
  Rental income                               65,880         70,125
                                         -----------    -----------

     TOTAL REVENUES                          150,781        173,163
                                         -----------    -----------

EXPENSES:
  Administrative expense                     133,077         39,484
  Professional fees                          345,938         63,932
  Rental expense                              25,485         30,495
                                         -----------    -----------

     TOTAL EXPENSES                          504,500        133,911
                                         -----------    -----------

     INCOME (LOSS) BEFORE INCOME TAXES  (    353,719)        39,252

PROVISION FOR INCOME TAXES                     1,462         16,452
                                         -----------    -----------

     NET INCOME (LOSS)                  ($   355,181)   $    22,800
                                         ===========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              87,283,661     87,283,661
                                         ===========    ===========

INCOME (LOSS) PER SHARE                 ($      .004)   $      .000
                                         ===========    ===========
















           See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                               (UNAUDITED)


                              Common Stock
                        -----------------------  Additional
                         Number of                 Paid-In    Accumulated
                          Shares       Amount      Capital       Deficit
                        ----------  -----------  -----------   -----------
Balance at
  December 31, 1994     87,283,661  $   872,836  $47,660,331  ($31,706,277)

  Dividends paid                                              ( 13,092,549)

  Net income for the
   three months ended
   March 31, 1995                                             (    355,181)
                        ----------  -----------  -----------   -----------

Balance at
  March 31, 1995        87,283,661  $   872,836  $47,660,331  ($45,154,007)
                        ==========  ===========  ===========   ===========
































              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             ------------------------------
                                                1 9 9 5           1 9 9 4
                                             -------------     ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income (loss)                          ($   355,181)     $    22,800

  Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities:
    Depreciation                                   12,267           12,268

  Changes in operating assets and
   liabilities:
    Rent receivable                                11,578           12,328
    Interest receivable, net                                        39,205
    Accounts payable and accrued expenses         181,044            1,623
    Deferred income taxes                                           12,642
    Income taxes payable                     (      3,860)           2,400
                                              -----------      -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                        (    154,152)         103,266

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends paid                             ( 13,092,549)
                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH              ( 13,246,701)         103,266

CASH BEGINNING OF PERIOD                       15,298,990       14,930,811
                                              -----------      -----------

CASH END OF PERIOD                            $ 2,052,289      $15,034,077
                                              ===========      ===========









              See accompanying notes to financial statements

                          Regency Equities Corp.
                       Notes to Financial Statements
                              March 31, 1995
                                (Unaudited)


1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1994, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of March 31, 1995, the statements of operations for the three month periods ended March 31, 1995 and 1994, the statement of changes in shareholders' equity for the three months ended March 31, 1995, and the statements of cash flows for the three month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1995 and the results of its operations and cash flow for the three month period then ended.
     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.   Rental property

     Real estate owned consists of a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. The leases expire on July 10, 1997 and August 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Material changes in financial condition

There was a material change in the Company's financial condition during the quarter ended March 31, 1995 arising from the payment of a cash dividend of $13,092,549 (see "Dividend" below).


Results of operations

During the first quarter of 1995, the Company recorded a net loss of $353,719 before income taxes compared to net income of $39,252 for the same period of 1994. The decrease resulted principally from (i) a decrease in interest income of $18,137 caused by the decrease in the amount of cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1%); (ii) an increase in administrative expenses of $93,593 primarily due to increases in shareholders' meeting costs and directors' fees attributable to a proxy contest between the Company and the Regency Shareholders Committee; and
(iii) an increase in professional fees of $282,006 primarily attributable to legal fees incurred in connection with the proxy contest. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a more detailed discussion of the proxy contest.


Dividend

The Company paid a cash dividend on February 7, 1995 of $13,092,549 ($.15 per share) to shareholders which represented approximately 77.5% and 77.8% of the Company's assets and stockholders' equity, respectively, as of December 31, 1994.

                        PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

     (b)  Reports on Form 8-K:

          On February 22, 1995, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated
          February 21, 1995, which covered Item 5 (Other Events) of Form 8-K and which described the cash dividend paid by the Company on February 7, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REGENCY EQUITIES CORP.
                                   ---------------------------
                                          (Registrant)


DATE: May 9, 1995             By /s/  ALLAN L. CHAPMAN
                                ----------------------------------
                                Allan L.  Chapman
                                Chairman of the Board, Chief
                                Executive Officer and President
                                (Principal Executive Officer)


DATE: May 9, 1995             By /s/  MORRIS ENGEL
                                ----------------------------------
                                Morris Engel
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting
                                Officer)

                           REGENCY EQUITIES CORP.

                       QUARTERLY REPORT ON FORM 10-Q


                             INDEX TO EXHIBITS


Exhibit
 Number                            Description
- - -------                            -----------

  27.1 Financial Data Schedule (included only in the electronic filing)