Form 10-Q
period 1995-06-30
REGENCY EQUITIES CORP
filed 1995-08-10
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995
                               -----------------------

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                     Commission file number   0-10695
                                              -----------

                          REGENCY EQUITIES CORP.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                   23-2298894
---------------------------------------------------------------------------
  (State or other jurisdiction                      (I.R.S. employer
of incorporation or organization)                  identification no.)

         3660 WILSHIRE BOULEVARD, SUITE 336 LOS ANGELES, CA 90010
---------------------------------------------------------------------------
        (Address of principal executive offices)       (Zip code)

      Registrant's telephone number, including area code 310-827-9604

---------------------------------------------------------------------------
            Former name, former address and former fiscal year,
                       if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 4, 1995 is 87,283,661.

                          REGENCY EQUITIES CORP.

                                   INDEX

                                                                       Page
                                                                       ----
Part I    Financial information

Item 1.   Financial statements

          Balance sheets as of June 30, 1995
           (Unaudited) and December 31, 1994. . . . . . . . . . . . . . . 1

          Statements of operations for the three
           months and six months ended June 30, 1995
           and 1994 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 2

          Statement of changes in shareholders' equity
           for the six months ended June 30, 1995
           (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Statements of cash flows for the six months
           ended June 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . 4

          Notes to financial statements (Unaudited) . . . . . . . . . . . 5

Item 2.   Management's Discussion and Analysis
           of financial condition and results
           of operations. . . . . . . . . . . . . . . . . . . . . . . . . 6

Part II   Other information

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 7

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          REGENCY EQUITIES CORP.

                              BALANCE SHEETS

                                               JUNE, 30
                                                1 9 9 5       DECEMBER 31,
                                              (Unaudited)       1 9 9 4
                                              -----------     ------------
ASSETS
Cash                                          $ 2,036,351     $15,298,990
  Interest receivable, net of reserve
   for collectibility of $187,937 in
   1995 and 1994                                     -               -
  Rent receivable                                 100,419         105,441
  Rental property owned, net of write
   down for possible loss of $215,000
   and accumulated depreciation of
   $220,806 in 1995 and $196,272 in
   1994                                         1,035,635       1,060,169
  Deferred income taxes                            28,670          28,670
  Mortgage receivable, net of reserve
   for collectibility of $450,000 in
   1995 and 1994                                  400,000         400,000
                                              -----------     -----------

                                              $ 3,601,075     $16,893,270
                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses       $   220,980     $    60,660
  Income taxes payable                              1,060           5,720
                                              -----------     -----------
                                                  222,040          66,380
                                              -----------     -----------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per
   share, authorized 5,000,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 125,000,000 shares;
   issued and outstanding 87,283,661
   shares                                         872,836         872,836
  Additional paid-in capital                   47,660,331      47,660,331
  Accumulated deficit                        ( 45,154,132)   ( 31,706,277)
                                              -----------     -----------
                                                3,379,035      16,826,890
                                              -----------     -----------
                                              $ 3,601,075     $16,893,270
                                              ===========     ===========


              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                          THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30,                 JUNE 30,
                           --------------------------------------------------------
                             1 9 9 5   1 9 9 4       1 9 9 5     1 9 9 4
                           ----------------------  ----------------------
REVENUES
 Interest income           $    22,622$   115,259  $   107,523$   218,297
 Rental income                  64,633     56,190      130,513    126,316
                           ----------------------  ----------------------
     Total revenues             87,255    171,449      238,036     344,61
                           ----------------------  ----------------------

EXPENSES
 Administrative expense         31,485     27,062      164,562     66,547
 Professional fees              31,622     33,836      377,560     97,768
 Rental expense                 24,275     19,812       49,759     50,307
                           ----------------------  ----------------------
    Total expenses              87,382     80,710      591,881    214,622
                           ----------------------  ----------------------
    Income (loss) before income taxes(        127)     90,739   (353,845)    129,991

PROVISION (BENEFIT) FOR INCOME TAXES(          1)     34,752      1,461     51,204
                           ----------------------  ----------------------

     Net income (loss)    ($       126)$    55,987($   355,306)$    78,787
                           ======================  ======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING 87,283,661 87,283,661 87,283,661 87,283,661
                           ======================  ======================

INCOME (LOSS) PER SHARE     $     .000 $    .001    ($    .004) $    .001
                            ========== =========     =========  =========





              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                (Unaudited)


                        COMMON STOCK
                     -----------------------    ADDITIONAL
                      NUMBER OF                   PAID-IN    ACCUMULATED
                        SHARES       AMOUNT       CAPITAL      DEFICIT
                      ----------    --------    -----------  -----------
BALANCE AT
 December 31, 1994    87,283,661    $872,836    $47,660,331 ($31,706,277)

Dividends paid                                              ( 13,092,549)

Net loss for the
 six months ended
 June 30, 1995                                              (    355,306)
                      ----------    --------    -----------  -----------

BALANCE AT
 June 30, 1995        87,283,661    $872,836    $47,660,331 ($45,154,132)
                      ==========    ========    ===========  ===========





              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

                         STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                              ----------------------------
                                                1 9 9 5          1 9 9 4
                                              -----------      -----------

CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net (loss) income                          ($   355,306)     $    78,787

  Adjustments to reconcile net
   (loss) income to net cash provided
   by (used in) operating activities:
    Depreciation                                   24,534           24,535

  Change in operating assets and
   liabilities:
    Rent receivable                                 5,022           14,840
    Interest receivable, net                                        40,228
    Deferred income taxes                                           47,394
    Accounts payable and accrued expenses         160,320     (     15,831)
    Income taxes payable                     (      4,660)           1,600
                                              -----------      -----------

        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                (    170,090)         191,553

CASH FLOW FROM FINANCING
 ACTIVITIES:
  Dividends paid                             ( 13,092,549)
                                              -----------      -----------

NET (DECREASE) INCREASE IN CASH               (13,262,639)         191,553

CASH - BEGINNING OF PERIOD                     15,298,990       14,930,811
                                               ----------      -----------

CASH - END OF PERIOD                          $ 2,036,351      $15,122,364
                                              ===========      ===========


              See accompanying notes to financial statements

                          Regency Equities Corp.
                       Notes to Financial Statements
                               June 30, 1995
                                (Unaudited)

1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1994, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of June 30, 1995, the statements of operations for the three month periods ended June 30, 1995 and 1994 and the six month periods ended June 30, 1995 and 1994, the statement of changes in shareholders' equity for the six months ended June 30, 1995 and the statements of cash flows for the six month periods ended June 30, 1995 and 1994 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1995 and the results of its operations and cash flow for the three month and six month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.   Rental property

     Real estate owned consists of a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. The leases expire on July 10, 1997 and August 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Material changes in financial condition

There was a material change in the Company's financial condition during the quarter ended March 31, 1995 arising from the payment of a cash dividend of $13,092,549 (see "Dividend" below).

Results of Operations

During the second quarter of 1995, the Company recorded a net loss of $127 before income taxes compared to net income of $90,739 for the same period of 1994. The decrease resulted principally from a decrease in interest income of $92,637 caused by the decrease in the amount of cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1.5%).

During the six months ended June 30, 1995, the Company recorded a net loss of $353,845 before income taxes compared to net income of $129,991 for the same period of 1994. The decrease resulted principally from (i) a decrease in interest income of $110,774 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1.3%); (ii) an increase in administrative expenses of $98,015 primarily due to increases in shareholders' meeting costs and directors' fees attributable to a proxy contest between the Company and the Regency Shareholders Committee; and
(iii) an increase in professional fees of $279,792 primarily attributable to legal fees incurred in connection with the proxy contest. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a more detailed discussion of the proxy contest.

Dividend

The Company paid a cash dividend on February 7, 1995 of $13,092,549 ($.15 per share) to shareholders which represented approximately 77.5% and 77.8% of the Company's assets and shareholders' equity, respectively, as of December 31, 1994.

                        PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

     (b)  Reports on Form 8-K

          None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REGENCY EQUITIES CORP.
                         -------------------------------------------------
                                           (Registrant)


DATE: August 10, 1995    By  /s/  ALLAN L. CHAPMAN
                           -----------------------------------------------
                           Allan L.  Chapman
                           Chairman of the Board, Chief
                           Executive Officer and President
                           (Principal Executive Officer)


DATE: August 10, 1995    By  /s/  MORRIS ENGEL
                           -----------------------------------------------
                           Morris Engel
                           Chief Financial Officer and Treasurer
                           (Principal Financial and Accounting Officer)

                          REGENCY EQUITIES CORP.

                       QUARTERLY REPORT ON FORM 10-Q


                             INDEX TO EXHIBITS


Exhibit
 Number                  Description
-------                  -----------

  27.1 Financial Data Schedule (included only in the electronic filing)