Form 10-Q/A
period 1995-06-30
REGENCY EQUITIES CORP
filed 1995-11-02
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                FORM 10-Q/A
                              Amendment No. 1

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

     The purpose of this amendment is to attach the Financial Data
Schedule.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REGENCY EQUITIES CORP.
                          -----------------------------------------------
                                            (Registrant)


DATE: November 2, 1995    By  /s/  ALLAN L. CHAPMAN
                            ----------------------------------------------
                            Allan L. Chapman
                            Chairman of the Board, Chief
                            Executive Officer and President
                            (Principal Executive Officer)


DATE: November 2, 1995    By  /s/  MORRIS ENGEL
                            ----------------------------------------------
                            Morris Engel
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)