Form 10-Q
period 1995-09-30
REGENCY EQUITIES CORP
filed 1995-11-14
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               _____________

                                 FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995
                               ---------------------------

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                     Commission file number    0-10695
                                             -----------


                          REGENCY EQUITIES CORP.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                                    23-2298894
---------------------------------------------------------------------------
  (State or other jurisdiction                       (I.R.S. employer
 of incorporation or organization)                  identification no.)


    3660 WILSHIRE BOULEVARD, SUITE 336 LOS ANGELES, CA         90010
---------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code  310-827-9604
                                                   --------------

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
   -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of October 25, 1995 is 87,283,661.

                          REGENCY EQUITIES CORP.

                                   INDEX

                                                                       Page
                                                                       ----


Part I    Financial information

Item 1.   Financial statements

          Balance sheets as of September 30, 1995
           (unaudited) and December 31, 1994. . . . . . . . . . . . . . . 1

          Statements of operations for the three
           months and nine months ended September 30, 1995
           and 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . 2

          Statement of changes in shareholders' equity
           for the nine months ended September 30, 1995
           (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Statements of cash flows for the nine months
           ended September 30, 1995 and 1994 (unaudited). . . . . . . . . 4

          Notes to financial statements (unaudited) . . . . . . . . . . . 5

Item 2.   Management's discussion and analysis
           of financial condition and results
           of operations. . . . . . . . . . . . . . . . . . . . . . . . . 6

Part II   Other information

Item 6.   Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . 7

Signature page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          REGENCY EQUITIES CORP.

                              BALANCE SHEETS

                                               SEPTEMBER 30,   DECEMBER 31,
                                                  1 9 9 5        1 9 9 4
                                                (unaudited)
                                               -------------   -----------
ASSETS
Cash and cash equivalents                      $ 2,057,562     $15,298,990
Interest receivable, net of reserve
   for collectibility of $187,937 in
   1995 and 1994                                      -               -
  Rent receivable                                   97,251         105,441
  Rental property owned, net of write
   down for possible loss of $215,000 and
   accumulated depreciation of $233,073
   in 1995 and $196,272 in 1994                  1,023,368       1,060,169
  Deferred income taxes                             28,671          28,670
  Mortgage receivable, net of reserve
   for collectibility of $450,000 in
   1995 and 1994                                   400,000         400,000
                                               -----------     -----------

                                               $ 3,606,852     $16,893,270
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses        $   205,786     $    60,660
  Income taxes payable                               1,320           5,720
                                               -----------     -----------

                                                   207,106          66,380
                                               -----------     -----------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per
   share, authorized 5,000,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 125,000,000 shares;
   issued and outstanding 87,283,661
   shares                                          872,836         872,836
  Additional paid-in capital                    47,660,331      47,660,331
  Accumulated (deficit)                       ( 45,133,421)   ( 31,706,277)
                                               -----------     -----------
                                                 3,399,746      16,826,890
                                               -----------     -----------
                                               $ 3,606,852     $16,893,270
                                               ===========     ===========

              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                ----------------------------  ----------------------------
                                  1 9 9 5    1 9 9 4       1 9 9 5     1 9 9 4
                                -----------  -----------  -----------   -----------
REVENUES
 Interest income               $    22,461$   130,371   $   129,984$   348,668
 Rental income                      70,504     68,725       201,018    195,041
                               ----------------------   ----------------------

     Total revenues                 92,965    199,096       331,002    543,709
                               ----------------------   ----------------------

EXPENSES
 Administrative expense             26,262     26,661       190,824     93,208
 Professional fees                  15,547     24,587       393,107    122,355
 Rental expense                     30,186     28,419        79,945     78,726
                               ----------------------   ----------------------

     Total expenses                 71,995     79,667       663,876    294,289
                               ----------------------   ----------------------

     Income (loss) before income taxes     20,970    119,429             (    332,874)    249,420

PROVISION (BENEFIT) FOR INCOME TAXES        259     47,975      1,721     99,179
                               ----------------------   ----------------------

     Net income (loss)         $    20,711$    71,454             ($   334,595)$   150,241
                               ======================   ======================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             87,283,661 87,283,661    87,283,661 87,283,661
                               ======================   ======================

INCOME (LOSS) PER SHARE        $      .000$      .001              ($    .004)$      .002
                               ======================    ====================



              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                (Unaudited)


                            COMMON STOCK
                      ------------------------   ADDITIONAL
                       NUMBER OF                  PAID-IN     ACCUMULATED
                        SHARES        AMOUNT      CAPITAL       DEFICIT
                      ----------    ----------  -----------  -------------

BALANCE AT
 December 31, 1994    87,283,661    $  872,836  $47,660,331 ($31,706,277)

Dividends paid                                               (13,092,549)

Net loss for the
 nine months ended
 September 30, 1995                                         (    334,595)
                      ----------    ----------  -----------  -----------

BALANCE AT
 September 30, 1995   87,283,661    $  872,836  $47,660,331 ($45,133,421)
                      ==========    ==========  ===========  ===========



              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

                         STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                               ---------------------------
                                                  1 9 9 5        1 9 9 4
                                               ------------    -----------

CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
    Net (loss) income                         ($   334,595)   $    150,241

    Adjustments to reconcile net
      (loss) income to net cash provided
      by (used in) operating activities:
        Depreciation                                36,801          36,802

  Change in operating assets and
    liabilities:
      Rent receivable, net                           8,190          14,680
      Interest receivable, net                                      40,228
      Deferred costs                                          (     14,164)
      Deferred income taxes                   (          1)         92,509
      Accounts payable and accrued expenses        145,126    (        977)
      Income taxes payable                    (      4,400)          4,460
                                               -----------     -----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:                       (    148,879)        323,779

CASH FLOW FROM FINANCING
  ACTIVITIES:
    Dividends paid                            ( 13,092,549)
                                               -----------     -----------

NET (DECREASE) INCREASE IN CASH               ( 13,241,428)        323,779

CASH - BEGINNING OF PERIOD                      15,298,990      14,930,811
                                               -----------     -----------
CASH - END OF PERIOD                           $ 2,057,562     $15,254,590
                                               ===========     ===========



              See accompanying notes to financial statements

                          Regency Equities Corp.
                       Notes to Financial Statements
                            September 30, 1995
                                (Unaudited)


1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1994, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of September 30, 1995, the statements of operations for the three month periods ended September 30, 1995 and 1994 and the nine month periods ended September 30, 1995 and 1994, the statement of changes in shareholders' equity for the nine months ended September 30, 1995 and the statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1995 and the results of its operations and cash flow for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3.   Rental property

     Real estate owned consists of a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. The leases expire on July 10, 1997 and August 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------


Material changes in financial condition
---------------------------------------

There was a material change in the Company's financial condition during the quarter ended March 31, 1995 arising from the payment of a cash dividend of $13,092,549 (see "Dividend" below).

Results of Operations
---------------------

During the third quarter of 1995, the Company recorded income before income taxes of $20,970 compared to income of $119,429 for the same period of 1994. The decrease resulted principally from a decrease in interest income of $107,910 caused by the decrease in the amount of cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1.1%).

During the nine months ended September 30, 1995, the Company recorded a loss of $332,874 before income taxes compared to income of $249,420 for the same period of 1994. The decrease resulted principally from (i) a decrease in interest income of $218,684 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1.3%); (ii) an increase in administrative expenses of $97,616 primarily due to increases in shareholders' meeting costs and directors' fees attributable to a proxy contest between the Company and the Regency Shareholders Committee; and
(iii) an increase in professional fees of $270,752 primarily attributable to legal fees incurred in connection with the proxy contest. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a more detailed discussion of the proxy contest. Dividend

The Company paid a cash dividend on February 7, 1995 of $13,092,549 ($.15 per share) to shareholders which represented approximately 77.5% and 77.8% of the Company's assets and shareholders' equity, respectively, as of December 31, 1994.

                        PART II - Other Information


Item 1.   Legal Proceedings
          -----------------

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for a description of the Company's collection action on an $850,000 promissory note against Earl Reiss (the note's obligor) and Richard Siegal (the note's guarantor). The note is secured by a second mortgage on a commercial building in Westchester County, New York. In November 1994, the court awarded summary judgment against Reiss in the amount of $1,341,093.

     In July 1995, the court awarded summary judgment against Siegal in the amount of $1,564,753. On October 3, 1995, the Company signed a settlement agreement regarding its judgment against Siegal in exchange for Siegal's agreement to pay the Company the amount of $900,000. Siegal has paid $500,000 of such amount to the Company. An additional $250,000 is due on January 15, 1996, and the final $150,000 is due on January 15, 1997.

     The agreement with Siegal contains various provisions that secure the Company's rights under its judgment against Siegal until such time as the remaining amount owed by Siegal under the settlement agreement is paid. Assuming that Siegal pays the remaining $400,000 due under the settlement agreement, the agreement provides that the Company will assign to Siegal the rights under its judgment against Reiss and its mortgage on the New York building.

     The Company's Board of Directors has not yet ratified the settlement agreement. In addition to considering whether to ratify the settlement agreement, the Board of Directors is considering the enforceability of the agreement.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

     (b)  Reports on Form 8-K

          None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REGENCY EQUITIES CORP.
                                   -------------------------------------
                                               (Registrant)


DATE:  November 8, 1995            By  /s/   ALLAN L. CHAPMAN
                                     -----------------------------------
                                     Allan L. Chapman,
                                     Chairman of the Board, Chief
                                     Executive Officer and President
                                     (Principal Executive Officer)


DATE:  November 8, 1995            By  /s/   MORRIS ENGEL
                                     -----------------------------------
                                     Morris Engel
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

                          REGENCY EQUITIES CORP.

                       QUARTERLY REPORT ON FORM 10-Q

                             INDEX TO EXHIBITS




Exhibit
 Number
-------

  27.1    Financial Data Schedule (included only in the electronic filing)