Form 10-K
period 1995-12-31
REGENCY EQUITIES CORP
filed 1996-03-29
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934    [FEE REQUIRED]
                For the Fiscal Year Ended December 31, 1995
                                    or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
          For the transition period from          to
                                      ________    _________

                      Commission File Number 0-10695
                      ______________________________

                          REGENCY EQUITIES CORP.
                          ______________________
          (Exact name of registrant as specified in its charter)

            Delaware                    23-2298894
            ________                    __________
     (State or other jurisdiction of    (I.R.S. employer
      incorporation or organization)    identification no.)

                    3660 Wilshire Boulevard, Suite 336
                    __________________________________
                       Los Angeles, California 90010
                       ____________________________
           (Address of principal executive offices and zip code)

                              (310) 827-9604
                              ______________
           (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:
        __________________________________________________________
                                   None

        Securities registered pursuant to Section 12(g) of the Act:
        __________________________________________________________
                       Common stock ($.01 par value)
                             (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [  ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting securities held by nonaffiliates of the registrant as of March 8, 1996, based upon the average of the bid and asked prices on that date, was approximately $582,228. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

  Number of shares of Common Stock, par value $.01, outstanding as of March 8, 1996: 87,283,661.
  Documents Incorporated by Reference:  None.

                                  PART I

Item 1.   Business.

The corporate headquarters of Regency Equities Corp. (the "Company") are located at 3660 Wilshire Boulevard, Suite 336, Los Angeles, California 90010. The Company shares this suite on a rent-free basis with the accounting firm of Engel & Kalvin, LLP. The Company's Chief Financial Officer, Morris Engel, is a partner in Engel & Kalvin, LLP. The Company has two employees: Mr. Engel and Allan L. Chapman, the Company's Chairman of the Board, Chief Executive Officer and President.

In February 1990, the Company acquired an $850,000 promissory note with a four-year term and an interest rate of 13% per annum. The note was secured by a second mortgage on a commercial building in Westchester County, New York. The obligor on the promissory note was Earl Reiss ("Reiss"), and the guarantor was Richard Siegal ("Siegal").

During 1993, Reiss ceased making interest payments on the mortgage loan, and the Company ceased accruing interest on the loan. The Company also commenced an action for collection against Reiss and Siegal. In November 1994, the court awarded a summary judgment against Reiss in the amount of $1,341,093. In July 1995, the court awarded a summary judgment against Siegal in the amount of $1,564,753. On October 3, 1995, the Company entered into a settlement agreement with Siegal whereby the Company received $900,000 in cash in full settlement of all amounts outstanding owed by Reiss and Siegal.

The Company owns a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. Net operating income on this property was approximately $160,480 in 1995. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 1995 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

In September 1991, the Company learned that it had been named as a defendant in two amended complaints filed by the Federal Deposit Insurance Corporation (the "FDIC") and Columbia Savings and Loan Association ("Columbia Savings"), respectively, against Michael Milken and several hundred other defendants. A third complaint was filed in late 1991 by American Savings of Florida which contained essentially the same allegations as the FDIC and Columbia Savings actions. The three actions collectively are referred to herein as the "Milken Litigation."

During 1991 and 1992, the Company was forced to devote substantial time and effort to the Milken Litigation, which involved complaints of enormous complexity and which sought billions of dollars of damages. A Stipulation of Settlement dated as of March 9, 1992 (the "Stipulation") was approved by the U.S. District Court for the Southern District of New York. Among other things, the Stipulation effected in large part a global settlement of the Milken Litigation. Pursuant to the Stipulation, the Company contributed the amount of $1,000,000 in settlement of the claims against it. The Company made this payment into an escrow fund in March 1992. According to the Stipulation, ultimate consummation of the settlement was contingent upon several conditions the satisfaction of which was contemplated to take in excess of one year. For a period of approximately one and one-half years, such conditions remained unsatisfied and the Company did not know whether the actions against it might be revived. Effective September 29, 1993, the global settlement contemplated under the Stipulation became effective and the Company was dismissed with prejudice from the Milken Litigation on or about that date.

In view of the uncertainties posed by the Milken Litigation, it was extremely difficult for the Company to commit its efforts or resources to any potential business opportunities between September 1991 and September 1993. Following the effectiveness in September 1993 of the global settlement of the Milken Litigation, the Board of Directors established an acquisition committee to consider a suitable business venture or ventures in which the Company could employ its liquid assets. The committee members devoted a substantial amount of time in 1994 to the analysis and negotiation of such potential investments, although the Company did not consummate any business venture.

In December 1994, the Board of Directors scheduled an annual meeting of the Company's stockholders for January 16, 1995. On approximately December 28, 1994, the Company mailed to its stockholders a notice of the annual meeting and a proxy statement which solicited proxies with respect to six persons nominated for election as directors by the Board of Directors. The proxy statement advised stockholders that the Board of Directors had nominated four current directors -- William J. Adams, Allan L. Chapman, Ira L. Gottshall and Martin Oliner -- for reelection as directors. The proxy statement also provided that two new nominees -- Peter A. Glicklich and Richard M. Pachulski -- had been nominated for election by the Board of Directors, and that two incumbent directors -- Peter M. Graham and Ronald LaBow -- had not been nominated for reelection.

On or about January 9, 1995, a group called the Regency Shareholders Committee (the "Committee") began distributing to the Company's stockholders a proxy statement in which the Committee solicited proxies with respect to the election of an opposing slate of six director nominees. The Committee's proxy statement identified Messrs. Graham and LaBow as two of the nominees. The other nominees were Lawrence Butler, Jack Howard, Warren G. Lichtenstein and Steven Wolosky. The Committee's proxy statement disclosed that the Committee members were Messrs. Butler, Howard, LaBow and Lichtenstein, and that the costs of the Committee's proxy solicitation efforts would be borne by Mr. LaBow, Richard Sandler and Steel Partners II, L.P., a Delaware Limited Partnership ("Steel Partners"). Among other things, the Committee's proxy statement disclosed that the Committee's six nominees, if elected, would attempt to liquidate the Company, in whole or in part.

As a related action, on January 13, 1995 the Committee filed with the Securities and Exchange Commission a preliminary consent statement pursuant to which the Committee sought to solicit written consents from stockholders for the purpose of removing the Company's directors and electing the Committee's six nominees identified in the preceding paragraph.

On January 12, 1995, the Company filed a complaint for injunctive relief in the Delaware federal district court against the members of the Committee. Among other things, the complaint sought to enjoin the Committee from soliciting and voting proxies in connection with the January 16 meeting through the use of a proxy statement that the Company alleged was misleading. The Company dismissed its complaint several days later in light of the events described below.

On January 16, 1995, the Company's Board of Directors conducted a meeting prior to the scheduled meeting of the stockholders. The Board of Directors approved a cash dividend of $.15 per share to stockholders of record as of January 30, 1995 and payable on February 7, 1995. The aggregate amount of the dividend was $13,092,549, which represented approximately 77.5% and 77.8% of the Company's total assets and stockholders' equity, respectively, as of December 31, 1994. At its meeting, the Board of Directors also postponed the January 16 annual meeting of stockholders and approved in principle the liquidation and distribution to stockholders of the Company's remaining assets.

During the period subsequent to January 16, 1995, the Company, the Committee and the Company's largest stockholder, First Lincoln Holdings, Inc. and its wholly owned subsidiary, Evergreen Acceptance Corporation, have discussed various proposals regarding the future of the Company. The parties currently are negotiating the terms of a transaction pursuant to which, among other things: (a) Evergreen Acceptance Corporation would purchase the shares of the Company's common stock that are owned by the Committee and its affiliates (including Steel Partners and Richard Sandler) and by various other persons, including EJ Associates and RA Partnership;
(b) the sellers would agree not to attempt to gain control of the Company in the future; (c) the Company would reimburse the Committee for up to $150,000 of its costs incurred in connection with the proxy contest and related matters; and (d) the Company would deliver to the sellers, the other members of the Committee, First Lincoln Holdings, Inc., Evergreen Acceptance Corporation and Martin Oliner (the Chairman of the Board of First Lincoln Holdings, Inc. and a director of the Company) a general release of claims related to the proxy contest, and the Company would receive a general release of such claims from certain of such persons.

The proposed sellers collectively own approximately 52% of the Company's outstanding common stock, and each of the Committee, EJ Associates and RA Partnership owns more than 10% of the Company's common stock. See "Item
12. Security Ownership of Certain Beneficial Owners and Management." Because First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation jointly own approximately 39% of the Company's outstanding common stock, the purchase by Evergreen Acceptance Corporation of the sellers' stock would give First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation ownership of approximately 91% of the Company's outstanding common stock. It is not yet certain when, or if, this transaction will be consummated.

As a result of the cash dividend that was paid on February 7, 1995, the Company's total assets were reduced by almost 78%. The Company's Board of Directors has not yet determined the future direction of the Company, including whether or not all or part of the Company's remaining assets should be liquidated and distributed to stockholders. The Board's decision as to the future direction of the Company will depend in part upon the resolution of the negotiations described above among the Committee, First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

Item 2.   Properties.

See "Item 1. Business." The Company does not own any real property other than the Grand Rapids shopping center described above.

Item 3.   Legal Proceedings.

(a)  Olshan v. Regency Equities Corp., No. 16/92 (Civ. Ct. N.Y. County).
     --------------------------------

In an action filed on January 2, 1992 by Marvin L. Olshan, a former President and director of the Company, Mr. Olshan sought $468,000 plus interest from December 31, 1989 for additional compensation over and above his salary, for services allegedly rendered during 1988 and 1989. Mr. Olshan asserted two causes of action, one for breach of contract and the other for implied contract/quantum meruit. In his complaint, Mr. Olshan alleged that, in addition to the salary which he was paid, there was an understanding and agreement between Mr. Olshan and certain members of the Company's Board of Directors that he would be "fairly compensated" for services performed during 1988 and 1989.

On December 8, 1994, the Company paid Mr. Olshan $10,000 in full settlement of the litigation commenced by him.

(b)  Regency Equities Corp. v. Reiss and Siegal, 93 Civ. 8096 (S.D.N.Y)
     ------------------------------------------
     (CSH).

Reference is made to "Item 1. Business" for a description of the Company's lawsuit against Reiss and Siegal and the settlement of the Company's judgment against them.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's stockholders during the quarter ended December 31, 1995.

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

(a)  Market Information.

Until February 8, 1995, the principal market for the Company's common stock was the Nasdaq National Market System. On that date, primarily as a result of the Company's February 7, 1995 cash dividend which represented approximately 77.5% of its total assets, the Company's stock was delisted from the Nasdaq National Market System. The common stock is now traded over-the-counter, and there is not an active market for such stock.

The following table reflects the highest and lowest per share prices for the Company's common stock as quoted for the periods indicated. Because there is no longer an established, active public trading market for the Company's common stock, the following prices may not be an accurate indication of the value of such stock.

              1995             High           Low
              ----             ----           ---
          1st quarter         $0.030         $0.015
          2nd quarter          0.025          0.015
          3rd quarter          0.027          0.015
          4th quarter          0.027          0.019

              1994             High           Low
              ----             ----           ---
          1st quarter         $0.156         $0.094
          2nd quarter          0.125          0.125
          3rd quarter          0.125          0.125
          4th quarter          0.156          0.156


(b)  Holders.

The approximate number of record holders of the Company's common stock on February 1, 1996 was 1,685.

(c)  Dividends.

The Company paid no dividends during 1993 or 1994. The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future.

On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company did not pay any other dividends during 1995.

Item 6.   Selected Financial Data.<F1>

                   (In thousands except per share data)

                                     Year ended December 31,
                          ------------------------------------------------
                            1995      1994      1993      1992      1991
                          --------  --------  --------  -------- ---------
Total revenues            $   926   $   773   $   797   $   900  $  1,247
Income (loss) from
 continuing
 operations before
 income taxes                 171       267      (260)      375      (615)
Net income (loss)             292      (298)      277       368      (524)
Income (loss)
 from continuing
 operations before
 income taxes
   per share                 .002      .003     (.003)     .004     (.007)
Income (loss)                .003     (.003)     .003      .004     (.006)
   per share
Dividends per share           .15         0         0         0         0
Total assets                4,240    16,893    17,181    16,925    17,585
Liabilities                   213        66        56        77     1,104
Shareholders' equity        4,027    16,827    17,125    16,848    16,481
Book value per share          .05       .19       .20       .19       .19
Weighted average
   shares                  87,284    87,284    87,284    87,284    87,284
   outstanding
______________________________

<F1>
     The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. On February 7, 1995, the Company paid a cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The aggregate amount of the dividend was $13,092,549, which represented approximately 77.5% and 77.8% of the Company's total assets and stockholders' equity, respectively, as of December 31, 1994. The nature and direction of the future business plans and operations of the Company are uncertain. See "Item 1. Business." As a result of these factors, the selected financial data are not necessarily indicative of the Company's future financial condition or results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. See "Item 1. Business" for a description of recent developments affecting the Company and the future direction of the Company.

(a)  Results of Operations.

     (i)  Year Ended December 31, 1995 Compared with Year Ended December
          31, 1994.

The Company recorded income (i) before income taxes (benefit) and (ii) the cumulative effect of a change in accounting of $170,849 in 1995 compared to $266,555 in 1994. The decrease resulted principally from (i) a decrease in interest income of $349,624 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1.0%); (ii) an increase in administrative expenses of $70,127 primarily due to increases in stockholders' meeting costs and directors' fees attributable to a proxy contest between the Company and the Regency Shareholders Committee; and (iii) an increase in professional fees of $189,833 primarily attributable to legal fees incurred in connection with the proxy contest.

The decline in operating results was partially offset by a gain of $500,000, representing the recovery of amounts previously reserved, on the settlement of amounts due to the Company in connection with a mortgage note and related interest receivable. See "Item 1. Business."

The Company's net income of $292,281 in 1995 compared to its net loss of $297,980 in 1994 resulted primarily from an income tax benefit of $121,432 in 1995 as compared with income tax expense of $564,535 in 1994. The income tax benefit for 1995 results from the recognition for income tax purposes of bad debt expense in connection with the settlement of amounts owing to the Company on a mortgage note and related interest receivable and the related deferred tax asset of the loss carryforward. The Company has recognized deferred tax assets of $246,380 in 1995 as compared to $125,612 in 1994. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 were ($630,603) and ($512,963), respectively. The decrease in 1995 results primarily from the expiration of loss carryforwards. The decrease in 1994 was due to the expiration of loss carryforwards and the anticipated reduction in estimated future taxable income resulting from the Company's payment in February 1995 of a $13,092,549 cash dividend.

     (ii) Year Ended December 31, 1994 Compared with Year Ended December
          31, 1993.

The Company recorded income before (i) income taxes (benefit) and (ii) the cumulative effect of a change in accounting, of $266,555 in 1994 compared to a loss of $259,598 in 1993. The principal reason for the increase in operating results was that the Company provided in 1993 for a reserve of $187,937 against accrued interest on its $850,000 promissory note and for a reserve of $450,000 against the principal balance of the note. See "Note C to the Company's Financial Statements."

This increase in income was offset in part by an increase in professional fees of $95,129 attributable to (i) expenses incurred in connection with the litigation involving the $850,000 promissory note and the litigation involving Marvin Olshan, as described above in "Item 3. Legal Proceedings," and (ii) fees incurred in the performance of a due diligence examination in connection with a proposed business acquisition by the Company. The proposed acquisition subsequently was abandoned, in part because of the decrease in available cash resulting from the Company's February 7, 1995 dividend to its stockholders.

The Company's net income of $276,527 in 1993 compared to its net loss of $297,980 in 1994 resulted primarily from (i) a provision for income taxes in 1994 of $564,535 and (ii) an income benefit of $446,982 in 1993. Included in the provision for income taxes for 1994 is a decrease in the valuation allowance for deferred tax assets of $512,963. This decrease was attributable to the expiration of loss carryforwards and to the Company's February 7, 1995 dividend to its stockholders, which changed the amount of future income expected to be realized by the Company.

(b)  Liquidity, Capital Resources and Future Operations.

As of December 31, 1995, the Company had cash in the amount of $2,975,808 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures, and it has no present plans to incur any indebtedness.

The direction of the Company is uncertain, although the Company's Board of Directors is in the process of addressing this issue. See "Item 1. Business." As a result, the reported financial information contained in this Annual Report on Form 10-K is not necessarily indicative of future operating results or of future financial condition.

(c)  New Accounting Standard.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), issued by the Financial Accounting Standards Board
(FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Item 8.   Financial Statements and Supplementary Data.

The information with respect to this item is set forth in the Company's financial statements and notes thereto included in this Annual Report on Form 10-K and listed in the Index to Financial Statements and Financial Statement Schedules set forth in Item 14 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are as follows:

            Name           Age     Position with the Company
            ____           ___     _________________________


     William J. Adams      66      Director and Secretary

     Allan L. Chapman      58      Chairman of the Board of Directors,
                                   Chief Executive Officer and President

     Morris Engel          69      Chief Financial Officer and Treasurer

     Ira L. Gottshall      38      Director

     Peter M. Graham       41      Director

     Ronald LaBow          61      Director

     Martin Oliner         48      Director

William J. Adams has served as Secretary and a director of the Company since June 1992 and is presently engaged in the private practice of law. Mr. Adams also serves as a director of Combined Broadcasting, Inc. Mr. Adams served as Vice President, Secretary and General Counsel of First Lincoln Holdings, Inc., an insurance holding company which was formerly called First Executive Corporation, from 1982 through May 1993, and as a director and as Secretary and General Counsel of Evergreen Acceptance Corporation, a subsidiary of First Lincoln Holdings, Inc., from 1982 through May 1993.

Allan L. Chapman has served as Chairman of the Board of Directors, Chief Executive Officer and President of the Company since June 30, 1992. He has also served as President of the Sterling Group, an actuarial consulting firm, since March 1991. He served as a Senior Vice President and a director of Executive Life Insurance Company from 1980 until February 1991 and as a Vice President of First Executive Corporation (now called First Lincoln Holdings, Inc.), an insurance holding company, from 1980 until February 1991.

Morris Engel has served as Chief Financial Officer of the Company since May 1991 and as Treasurer since March 1993. He has also been a partner in the accounting firm of Engel & Kalvin since November 1990. Mr. Engel was a partner in the accounting firm of Laventhol & Horwath from 1969 to 1990.

Ira L. Gottshall has served as a director of the Company since August 1992 and as President of The Southern Group, an insurance holding company, since October 1995. Mr. Gottshall served as Chief Operating Officer of Pierce Financial & Insurance Services from January 1994 until October 1995; as President and Chief Executive Officer of First Delaware Life Insurance Company from July 1991 until January 1994 and as manager of its life insurance operations from April 1986 through July 1991; as a Senior Vice President of First Landmark Life Insurance Company from late 1990 until January 1994; as a Vice President of Evergreen Acceptance Corporation from September 1992 until January 1994; as a Vice President of Rhodes Financial, Inc. from September 1992 until January 1994; as a Vice President of Flintridge Corporation from September 1992 until January 1994; as a Vice President of Lincoln Indemnity Company from January 1993 until January 1994; and as President and Chief Executive Officer of Lincoln Liberty Life Insurance Company from May 1993 until January 1994.

Peter M. Graham has served as a director of the Company since March 1991. Mr. Graham has served as Chairman of the Executive Committee of Ladenburg, Thalmann & Co. Inc., an investment banking firm, since 1990, as its Director of Corporate Finance since 1989, as its President since 1995 and as a director of the firm since 1982. He also serves as a director of Rudy's Restaurant Group, Suspension & Parts Industries, Ltd., Seventh Generation, Inc. and Prism Entertainment Corporation.

Ronald LaBow has served as a director of the Company since May 1985. Mr. LaBow has served as Chairman of the Board of Directors of WHX Corp., a steel manufacturing company, since January 1991. Mr. LaBow was employed by Neuberger & Berman, a stock brokerage firm, from 1978 through early 1990, and as a Vice President from 1979 to May 1985 of Liberty Fund, a public mutual fund, to which an affiliate of Neuberger & Berman serves as investment adviser. He also serves as a director of Teledyne, Inc.

Martin Oliner has served as a director of the Company since November 1993 and has been engaged in the private practice of law since 1972. Mr. Oliner serves as Chairman of the Board of Directors, President and Chief Executive Officer of First Lincoln Holdings, Inc., an insurance holding company, and as a director and/or President of First Delaware Life Insurance Company, First Landmark Life Insurance Company, Evergreen Acceptance Corporation, Rhodes Financial, Inc., Flintridge Corporation, Lincoln Indemnity Company, Lincoln Liberty Life Insurance Company, NYRIB, Inc. and Hallworth Corporation, all of which are wholly owned subsidiaries of First Lincoln Holdings, Inc.

Approximately 39% of the outstanding shares of the Company's common stock are owned by First Lincoln Holdings, Inc., a privately held corporation, and its wholly owned subsidiary, Evergreen Acceptance Corporation. First Lincoln Holdings, Inc. was known formerly as First Executive Corporation. In May 1991, First Executive Corporation filed a petition under Chapter 11 of the Bankruptcy Code. First Executive Corporation was reorganized, effective September 11, 1992, as First Lincoln Holdings, Inc. In addition, Executive Life Insurance Company, a former subsidiary of First Lincoln Holdings, Inc., was placed into conservatorship by the California Insurance Commissioner in April 1991.

Messrs. Adams, Chapman, Gottshall and Oliner have served as executive officers and/or directors of First Lincoln Holdings, Inc. and/or one or more of its subsidiaries. Messrs. Adams, Chapman and Gottshall were appointed as directors of the Company in 1992 following a request made to the Company by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation that such persons be appointed as directors, and Mr. Oliner was appointed as a director in 1993 following a similar request made by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation. The Company's Board of Directors acquiesced to such requests in light of the relative size of the beneficial ownership of the Company's common stock by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

Directors are elected at the annual meeting of stockholders to serve during the ensuing year and until a successor is duly elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships between or among any of the directors and executive officers of the Company.

Item 11.  Executive Compensation.

(a)  Summary Compensation Table.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.


                                                                           Long-Term Compensation
                                                                     ----------------------------------

                                       Annual Compensation                   Awards           Payouts
                               ------------------------------------  ---------------------- -----------

                                                        Other        Restricted  Underlying
     Name and                                           Annual         Stock       Options      LTIP        All Other
Principal Position    Year     Salary($)  Bonus($)  Compensation($)   Awards($)    SARs(#)   Payouts($)  Compensation($)(1)
------------------    ----     ---------  --------  ---------------  ----------  ----------  ----------  ------------------

Allan L. Chapman      1995      $36,000      0            0              0            0          0           $10,000
Chairman, Chief       1994      $36,000      0            0              0            0          0             6,000
Executive Officer     1993      $36,000      0            0              0            0          0             8,000
and President

_____________________________

(1) Represents Mr. Chapman's receipt of directors' fees.

(b) Compensation of Directors.

During 1995, the Company's directors received $1,000 per Board meeting and $500 per committee meeting, and their expenses incurred in attending such meetings were reimbursed by the Company.

(c) Indemnification Agreements.

The Company has entered into an indemnification agreement with each of its current directors and executive officers. The indemnification agreements provide for the mandatory indemnification of each director and executive officer by the Company with respect to proceedings arising out of or related to actions taken or omitted to be taken by the individuals as directors, officers, employees or agents of the Company. Under the agreements, the Company is obligated to indemnify each of these individuals to the fullest extent permitted by Delaware law and, if requested, is obligated to advance the reasonable expenses of any such individual with respect to a proceeding, unless independent legal counsel determines that such payments are not permitted. The Company's obligations under these agreements continue notwithstanding the cessation of the individuals' tenure as directors and officers of the Company.

(d) Compensation Committee Interlocks and Insider Participation.

The members of the Company's Stock Option/Compensation Committee are William J. Adams and Ronald LaBow. Mr. Adams is the Company's Secretary, which is not a salaried position.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of March 1, 1996 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of March 1, 1996 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission. The proposed transaction pursuant to which First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation may acquire ownership of a majority of the Company's outstanding common stock is described above in "Item 1. Business."

                                                         Approximate
                                 Shares of Stock         Percent
Name of Beneficial Owner         Beneficially Owned      of Class
-----------------------          ------------------      -----------
Five Percent Shareholders

First Lincoln Holdings, Inc.<F1>   34,122,125             39.1%
Evergreen Acceptance Corporation
  3 Christina Center, Suite 1004
  201 North Walnut Street
  Wilmington, Delaware  19801

Regency Shareholders Committee<F2>  9,666,500             11.1
Richard Sandler
Robert Frome

RA Partnership<F3>                  9,408,000             10.8
  9560 Wilshire Boulevard
  Beverly Hills, CA  90210

EJ Associates<F4>                   8,843,700             10.1
  9560 Wilshire Boulevard
  Beverly Hills, CA  90210

Directors and
Named Executive Officers

William J. Adams                       20,000             *

Allan L. Chapman                      235,000             *

Ira L. Gottshall                          0               0

Peter M. Graham                           0               0

Ronald LaBow<F5>                          0               0

Martin Oliner<F6>                         0               0

All Directors and Executive
  Officers as a Group
  (7 persons)                         255,000             *

______________________________

*   Owns less than 1% of the Company's outstanding shares of common stock.


<F1>
       Evergreen Acceptance Corporation is a wholly owned subsidiary of First Lincoln Holdings, Inc. Evergreen Acceptance Corporation is the record owner of 33,112,125 shares of the Company's common stock; Evergreen Acceptance Corporation and First Lincoln Holdings, Inc. share voting and investment power with respect to such shares.
       First Lincoln Holdings, Inc. is the record owner of 1,010,000 shares of the Company's common stock, as to which it has sole voting and investment power.

<F2>
       As described above in "Item 1. Business," the Regency Shareholders Committee (the "Committee") engaged in a proxy contest with the Company in connection with the January 16, 1995 annual meeting of stockholders. The following information is based upon a Schedule 13D filed by the individuals and entities described below with the Securities and Exchange Commission on or about January 5, 1995, as amended by filings made on or about January 10, 13 and 17, 1995, respectively:

       The Committee (through its members), Richard Sandler (individually and as trustee) and Robert Frome (individually and through his trust) beneficially own an aggregate of 9,666,500 shares of the Company's common stock, representing approximately 11.1% of the Company's outstanding common stock. Prior to January 1, 1995, such group owned less than 10% of the Company's outstanding common stock. The members of the Committee, which is not a formal legal entity, are Lawrence Butler, Jack Howard, Ronald LaBow and Warren G. Lichtenstein. Although the Schedule 13D, as amended, contains inconsistent statements, it appears that Messrs. Butler and Lichtenstein and Steel Partners II, L.P. ("Steel Partners"), a partnership with which they are affiliated, share voting and investment power with respect to 6,519,625 shares of the Company's common stock. Mr. LaBow is not listed as having voting or investment power with respect to any shares of the Company's common stock and Mr. Howard, the fourth Committee member, is listed as having sole voting and investment power with respect to 50,000 shares of the Company's common stock.

       As described above in "Item 1. Business," Mr. Sandler agreed to bear a portion of the Committee's proxy solicitation expenses. Mr. Sandler is listed in the Schedule 13D, as amended, as having beneficial ownership of 2,996,875 shares of the Company's common stock; with respect to such shares, Mr. Sandler has sole voting and investment power over 346,875 shares; the M&L 1981 Trust, of which Mr. Sandler is trustee, has sole voting and investment power over 1,765,000 shares; and the L&S 1981 Trust, of which Mr. Sandler is also the trustee, has sole voting and investment power over 885,000 shares. The Schedule 13D, as amended, also states that Robert Frome, who agreed to participate in the Committee's effort to remove the Company's directors through written consents from stockholders, has beneficial ownership of 100,000 shares of the Company's common stock; with respect to such shares, Mr. Frome has sole voting and investment power over 85,000 shares, and Mr. Frome's pension and profit-sharing trust has sole voting and investment power over 15,000 shares.

       The business address of the Committee, Steel Partners and Messrs. Butler and Lichtenstein is 750 Lexington Avenue, 27th Floor, New York, New York 10022. The business address of Mr. Howard is 2927 Montecito Avenue, Santa Rosa, California 95404. The business address of Mr. LaBow is 110 East 59th Street, New York, New York 10019. The business address of Mr. Sandler and his trusts is 844 Moraga Drive, Los Angeles, California 90049. The business address of Mr. Frome is 505 Park Avenue, New York, New York 10022.

<F3>
       The Company believes that the partners of this partnership are Michael Milken and a member of his immediate family.

<F4>
       The Company believes that the partners of this partnership are Lowell Milken and a member of his immediate family. Lowell Milken and Michael Milken are brothers.

<F5>
       Mr. LaBow is not the record owner of any shares of the Company's common stock. Mr. LaBow is a member of the Committee. Information presented for Mr. LaBow does not include any shares of the Company's common stock that are owned by the Committee or any of its members, and Mr. LaBow disclaims beneficial ownership of such shares.

<F6>
       Information presented for Mr. Oliner does not include any shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. or its wholly owned subsidiary, Evergreen Acceptance Corporation. Mr. Oliner serves as Chairman of the Board, Chief Executive Officer and President of First Lincoln Holdings, Inc.
       Mr. Oliner disclaims beneficial ownership of the shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.


Section 16(a) of the Securities Exchange Act of 1934 and regulations adopted thereunder require the Company's directors and officers and persons who own more than ten percent of the outstanding shares of the Company's Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission and the Company initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities. Based solely upon (i) the Company's review of the Forms 3, 4 and 5 that were furnished by the Reporting Persons to the Company pursuant to Section 16(a) and applicable regulations during and with respect to the Company's most recent fiscal year and (ii) written representations received by the Company from its directors and officers, the Company believes that all applicable Section 16(a) filing requirements were complied with on a timely basis by the Reporting Persons during and with respect to the Company's most recent fiscal year.

Item 13.  Certain Relationships and Related Transactions.

Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel & Kalvin, LLP. The Company paid fees of $27,946 to Engel & Kalvin in 1995 in consideration for accounting and tax services rendered by that firm.

Reference is made to "Item 1. Business" for a description of a proposed transaction between the Company and several stockholders who each own more than ten percent of the Company's outstanding common stock.

                                  Part IV

Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K.

Index to Financial Statements and Financial Statement Schedules.

                                                             Page No.

Report of BDO Seidman, LLP. . . . . . . . . . . . . . . .     F-1

Balance Sheets - December 31, 1995 and 1994 . . . . . . .     F-2

Statements of Operations - Years
       Ended December 31, 1995, 1994 and 1993 . . . . . .     F-3

Statements of Changes in Shareholders'
       Equity - Years Ended December 31, 1995,
       1994 and 1993  . . . . . . . . . . . . . . . . . .     F-4

Statements of Cash Flows - Years Ended
       December 31, 1995, 1994 and 1993 . . . . . . . . .     F-5

Notes to Financial Statements . . . . . . . . . . . . . .     F-6

Report of BDO Seidman, LLP on Schedules . . . . . . . . .     F-13

Schedule II - Valuation and Qualifying Accounts . . . . .     F-14

Schedule III - Real Estate and Accumulated
       Depreciation . . . . . . . . . . . . . . . . . . .     F-15

Schedule IV - Mortgage Loan on Real Estate and Interest Earned on
       Mortgage . . . . . . . . . . . . . . . . . . . . .     F-16

          Schedules not listed above are omitted because they are inapplicable or the information required is presented in the financial statements or the footnotes thereto.

Exhibits.

     3.1 Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to
          Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     3.2  By-laws of the Company, incorporated herein by this reference to
          Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     10.1 1986 Stock Option Plan, incorporated herein by this reference to
          Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     10.2 Incentive Stock Option Plan, incorporated herein by this reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     10.3 Lease Agreement dated February 17, 1978 and amended by First Amendment of Lease dated September 1, 1984 and by Second Amendment of Lease dated as of June 1, 1990, incorporated herein by this reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     10.4 Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.5 Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.6 Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.7 Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.8 Indemnification Agreement dated February 7, 1995, between the Company and Peter M. Graham, incorporated herein by this reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.9 Indemnification Agreement dated February 14, 1995, between the Company and Ronald LaBow, incorporated herein by this reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.10 Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     27.1 Financial Data Schedule (included only in the electronic filing)

Reports on Form 8-K.

No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 27, 1996 REGENCY EQUITIES CORP.


                    By  /s/ ALLAN L. CHAPMAN
                      ________________________________________
                      Allan L. Chapman, Chairman of the Board,
                      Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  March 27, 1996    By  /s/ ALLAN L. CHAPMAN
                      ___________________________________________
                      Allan L. Chapman
                      Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)


Date:  March 27, 1996    By  /s/ MORRIS ENGEL
                      __________________________________________
                      Morris Engel
                      Chief Financial Officer and Treasurer
                      (Principal Financial and Accounting
                      Officer)


Date:  March 27, 1996    By  /s/ WILLIAM J. ADAMS
                      ___________________________________________
                      William J. Adams
                      Secretary and Director


Date:  March 27, 1996    By  /s/ RONALD LaBOW
                      ___________________________________________
                      Ronald LaBow
                      Director


Date:  March 27, 1996    By  /s/ PETER M. GRAHAM
                      ___________________________________________
                      Peter M. Graham
                      Director


Date:  March 27, 1996    By  /s/ IRA L. GOTTSHALL
                      ____________________________________________
                      Ira L. Gottshall
                      Director


Date:  March 27, 1996    By  /s/ MARTIN OLINER
                      ___________________________________________
                      Martin Oliner
                      Director

                          REGENCY EQUITIES CORP.

                        ANNUAL REPORT ON FORM 10-K

                   ITEM 8 AND ITEM 14(a)(1) and 14(a)(2)

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED DECEMBER 31, 1995

                      REPORT OF INDEPENDENT AUDITORS





Board of Directors
Regency Equities Corp.


We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                        BDO SEIDMAN, LLP





Los Angeles, California
February 9, 1996

                          REGENCY EQUITIES CORP.

                               BALANCE SHEETS
                                                 DECEMBER 31,
                                       ------------------------------

                                           1995              1994
                                       ------------     -------------
ASSETS
 Cash (Note A and H)                    $ 2,975,808      $15,298,990
 Rent receivable                            100,989          105,441
 Rental property owned, net of write
  down for possible loss of $215,000
  and accumulated depreciation of
  $245,340 in 1995 and $196,272 in
  1994 (Note B)                           1,011,101        1,060,169
 Deferred income taxes (Note D)             151,822           28,670
 Mortgage receivable, net of reserve
  for collectibility of $450,000 in
  1994 (Note C)                                              400,000
                                        -----------      -----------

                                        $ 4,239,720      $16,893,270
                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Accounts payable and accrued
  expenses                              $   211,778      $    60,660
 Income taxes payable (Note D)                1,320            5,720
                                        -----------      -----------

                                            213,098           66,380
                                        -----------      -----------
CONTINGENCIES (NOTES A and G)

SHAREHOLDERS' EQUITY (Note H):
 Preferred stock, par value $.01
  per share, authorized 5,000,000
  shares; none issued
 Common stock, par value $.01
  per share, authorized
  125,000,000 shares; issued and
  outstanding 87,283,661 shares             872,836          872,836
 Additional paid-in capital              47,660,331       47,660,331
 Accumulated deficit                   ( 44,506,545)    ( 31,706,277)
                                        -----------      -----------

                                          4,026,622       16,826,890
                                        -----------      -----------

                                        $ 4,239,720      $16,893,270
                                        ===========      ===========

              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

                         STATEMENTS OF OPERATIONS

                                          YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                      1 9 9 5      1 9 9 4     1 9 9 3
                                     ---------    ---------   ---------
REVENUES:
 Interest income (Note H)           $  160,946  $  510,570   $  516,863
 Rental income                         264,850     262,711      279,936
 Recovery of reserve for
  collectibility of
   mortgage receivable (Note C)        500,000
                                    ----------  ----------    ---------

    TOTAL REVENUES                     925,796     773,281      796,799
                                    ----------  ----------    ---------

EXPENSES:
 Administrative expense                221,887     151,760      159,445
 Professional fees (Note F)            428,690     238,857      143,727
 Rental expense                        104,370     106,031      115,185
 Litigation settlement (Note G)                     10,000
 Provision for bad debts (Note C)                               637,937
 Other expenses                                         78          103
                                    ----------  ----------   ----------

    TOTAL EXPENSES                     754,947     506,726    1,056,397
                                    ----------  ----------   ----------

    INCOME (LOSS) BEFORE INCOME
     TAXES (BENEFIT)                   170,849     266,555   (  259,598)

PROVISION (BENEFIT) FOR INCOME TAXES
 (NOTE D)                           (  121,432)    564,535    (  89,143)
                                     ---------   ---------     --------

    INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING    292,281   ( 297,980)   ( 170,455)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING:
  Tax benefit for change in accoun-
  ting for income taxes (NOTE D)                                446,982
                                    ----------  ----------   ----------
    NET INCOME (LOSS)               $  292,281 ($  297,980)  $  276,527
                                    ==========  ===========  ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 87,283,661  87,283,661   87,283,661
                                    ==========  ==========   ==========
INCOME (LOSS)PER SHARE:

    INCOME (LOSS) BEFORE
     CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING                  $     .003 ($     .003) ($     .002)
                                    ==========  ==========   ==========

    NET INCOME (LOSS)               $     .003 ($     .003)  $     .003
                                    ==========  ==========   ==========

              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    THREE YEARS ENDED DECEMBER 31, 1995



                           COMMON STOCK        ADDITIONAL
                        --------------------
                         NUMBER OF               PAID-IN    ACCUMULATED
                          SHARES     AMOUNT      CAPITAL      DEFICIT
                        ----------  --------    ---------   -----------

BALANCE AT
  January 1, 1993       87,283,661  $872,836  $47,660,331 ($31,684,824)

    Net income                                                 276,527
                        ----------  --------  -----------  -----------
BALANCE AT
  December 31, 1993     87,283,661   872,836   47,660,331 ( 31,408,297)

    Net loss                                              (    297,980)
                        ----------  --------  -----------  -----------

BALANCE AT
  December 31, 1994     87,283,661   872,836   47,660,331 ( 31,706,277)

    Dividends paid (Note H)                               ( 13,092,549)

    Net income                                                 292,281
                        ----------  -------- ------------   -----------

BALANCE AT
  December 31, 1995     87,283,661  $872,836  $47,660,331  ($44,506,545)
                        ==========  ========  ===========   ===========

              See accompanying notes to financial statements

                          REGENCY EQUITIES CORP.

                         STATEMENTS OF CASH FLOWS
                                         YEAR ENDED DECEMBER 31,
                                  ---------------------------------------
                                   1 9 9 5        1 9 9 4      1 9 9 3
                                 ------------   -----------  -----------
     INCREASE (DECREASE) IN CASH

OPERATING ACTIVITIES:

 Net income (loss)                  292,281   ($  297,980)   $  276,527

 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
   Depreciation                      49,068         49,069       49,068

 Changes in operating assets and
  liabilities:
   Rent receivable                    4,453          8,984    (     141)
   Interest receivable, net                         40,228       99,824
   Accounts payable and accrued
    expenses                        151,117          5,553     ( 20,270)
   Mortgage receivable              850,000
   Reserve for collectibility of
    mortgage receivable         (   450,000)                    450,000
   Refundable income taxes                                        1,900
   Deferred income taxes        (   123,152)       557,865  (   541,938)
   Income taxes payable         (     4,400)         4,460          180
                                 ----------    -----------   ----------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES           769,367        368,179      315,150
                                -----------    -----------   ----------
FINANCING ACTIVITIES:
 Dividends paid                ( 13,092,549)
                                -----------
    NET CASH USED IN FINANCING
     ACTIVITIES                ( 13,092,549)
                                 ----------     ----------  -----------
INCREASE (DECREASE) IN CASH    ( 12,323,182)       368,179      315,150

CASH BEGINNING OF YEAR           15,298,990     14,930,811   14,615,661
                                -----------    -----------  -----------
CASH END OF YEAR                $ 2,975,808    $15,298,990  $14,930,811
                                ===========    ===========  ===========
              See accompanying notes to financial statements

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The Company is incorporated in Delaware. The Company's business activity has been the operation of a shopping center in Grand Rapids, Michigan. The Company settled in 1995 the collection of a mortgage note (see Note C). The Company is considering exploring new investment opportunities or possible liquidation.

CASH: Regency Equities Corp.'s (the "Company") cash at December 31, 1995 is deposited with two major U.S. banks. At December 31, 1995 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION: Rental property is depreciated over its estimated useful life of 25 years using the straight-line method. Tenant improvements are amortized over the life of the lease using the straight-line method.

RENTAL INCOME: The Company recognizes minimum rents from leases on a straight-line basis over the lease term. Overage rentals are recognized in the period earned.

INCOME TAXES: The Company provides for income taxes in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" effective January 1, 1993. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. In addition, the tax benefits from the future utilization of available "Net Operating Loss Carryovers" (computed at current enacted statutory tax rates) are treated as an asset. A valuation allowance is required for all or a portion of such asset based on the Company's determination of the amount of realization that is more likely than not to occur. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

MORTGAGE AND INTEREST RECEIVABLE: Effective December 31, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." In accordance with SFAS 114, the Company had provided an allowance for credit losses based upon the estimated fair value of the underlying collateral less estimated costs to sell. This allowance was reversed in 1995 (See Note C).

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - RENTAL PROPERTY AND DEPRECIATION

Rental property consists of a shopping center in Grand Rapids, Michigan. Two tenants lease all of the space in the shopping center. The leases expire on July 10, 1997 and August 31, 1999. The future minimum rentals, excluding amounts contingent upon tenant sales levels, from these leases are as follows:

          1996                       $230,000
          1997                        225,000
          1998                        204,000
          1999                        136,000
                                     --------
                                     $795,000
                                     ========
NOTE C - MORTGAGE RECEIVABLE

On February 12, 1990, the Company entered into a second mortgage agreement on a commercial building in New York state. The $850,000 mortgage earned interest at a rate of 13% per annum and was due on March 1, 1994. Interest originally was payable annually at the rate of 8.5% per annum with the balance of the interest and principal due upon the maturity of the loan.

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE C - MORTGAGE RECEIVABLE (continued)

The note was amended effective as of June 1, 1992 to provide that (a) interest was currently payable at an annual rate of 3%, (b) the additional 5.5% of annual interest to be deferred was to bear interest at 6% per annum compounded monthly, and, (c) the balance of the interest was due with the principal upon the maturity of the loan.

During 1993, the borrower ceased making interest payments on the mortgage and the Company (a) ceased accruing interest on the mortgage, and (b) commenced an action for collection against the borrower and the guarantor of the mortgage. At December 31, 1994 the Company had provided a reserve of $187,937 against accrued interest and a reserve of $450,000 against the principal balance. The reserves totalling $637,937 were determined based upon management's estimate of the net realizable value of the underlying property.

In November 1994, the United States District Court for the Southern District of New York awarded a summary judgment against the borrower in the amount of $1,341,093, which included unpaid principal and accrued interest through October 28, 1994. In July 1995, the Court awarded a summary judgment against Siegal in the amount of $1,564,753. The Company vigorously pursued collection of the judgement and on October 3, 1995, entered into a settlement agreement whereby the Company received $900,000 in cash in full settlement of all amounts outstanding. The settlement resulted in a gain of $500,000 representing the recovery of amounts previously reserved.

NOTE D - INCOME TAXES (BENEFIT)

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109).
SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. In accordance with SFAS 109, the cumulative effect of

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE D - INCOME TAXES (BENEFIT) (continued)

adoption on prior years' results of operations totalling $446,982, has been shown in the Statement of Income for 1993, the year of change.

The provision (benefit) for income taxes consists of:

                                  1995       1994       1993
                               --------    --------   --------
Federal:
    Current                   ($157,115)  $ 90,641  $ 128,939
    Deferred                    213,173  (   7,006)  (216,748)
State:
    Current                   (  23,533)    20,728     29,508
    Deferred                     29,506  (     158) (  30,842)

Increase (decrease)
 in valuation allowance
 of deferred tax assets       ( 183,463)   460,330
                               --------    --------  ---------

   Total                      ($121,432)   $564,535 ($ 89,143)
                               ========    ========  ========

The current benefit for 1995 results primarily from the deduction for income tax purposes of a bad debt provision provided for in 1993. The deferred benefit for 1993 results primarily from a provision for bad debt and litigation settlement, respectively, deducted for financial reporting purposes but not for income tax purposes.

The reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is as follows:
                                             1995   1994    1993
                                            ------ ------  ------
  Federal tax (benefit) at statutory rate   34.0%   34.0% (34.0%)
  State income tax (benefit), net of
   federal income tax benefit                2.3     5.1 (   .3)
  Increase (decrease) in valuation
   allowance of deferred tax assets       (110.9)  172.7
                                          ------ ------  -------
    Provision (benefit) for income taxes  ( 74.6%) 211.8% (34.3%)
                                          ====== ======   ======

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE D - INCOME TAXES (BENEFIT) (continued)

Deferred tax assets (liabilities) consist of:

                                          1995         1994
                                       ----------   ----------

  Depreciation                       ($   66,002) ($   67,579)
  Rental income                      (    28,556) (    29,363)
                                      ----------   ----------

    Gross deferred tax liabilities   (    94,558) (    96,942)
                                      ----------   ----------

  Bad debt provision                                  237,150
  Rental property loss allowance          76,435       76,435
  Loss carryforwards                   6,752,704    7,025,389
                                      ----------   ----------
    Gross deferred tax assets          6,829,139    7,338,974

  Valuation allowance                ( 6,582,759) ( 7,213,362)
                                      ----------   ----------

    Net deferred tax assets              246,380      125,612
                                       ----------   ---------

    Deferred taxes                    $  151,822   $   28,670
                                      ==========   ==========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance as of December 31, 1993, the year in which SFAS 109 was adopted, was $7,726,325. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 were ($630,603) and ($512,963), respectively. The decrease in 1995 results primarily from the expiration of loss carryforwards. The decrease in 1994 was due to the expiration of loss carryforwards and the anticipated reduction in estimated future taxable income resulting from the Company's payment in February 1995 of a $13,092,549 cash dividend.

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE D - INCOME TAXES (BENEFIT) (concluded)

The Company had operating loss carryforwards at December 31, 1995 for federal tax purposes as follows:

          EXPIRES IN:
          1996                    $ 1,000,000
          1997                      1,700,000
          1999                      6,490,000
          2000                      8,700,000
          2007                        620,000
          2010                        460,000
                                  -----------
                                  $18,970,000
                                  ===========

The Company also had significant Michigan state operating loss carryforwards at December 31, 1995.

The Company made income tax payments of $6,120, $2,210, and $6,433 during 1995, 1994 and 1993, respectively.

NOTE E - INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1993, 1994 or 1995. No options were outstanding at December 31, 1995; however, options were available to be granted for 5,450,000 shares.

NOTE F - RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $27,946 in 1995, $56,238 in 1994 and $36,977 in 1993.

                       NOTES TO FINANCIAL STATEMENTS

                          REGENCY EQUITIES CORP.

                             December 31, 1995

NOTE G - LITIGATION SETTLEMENT

In an action commenced by Marvin L. Olshan, a former president and director of the Company, Mr. Olshan sought $468,000 plus interest from December 31, 1989 for additional compensation over and above his salary, for services allegedly rendered during 1988 and 1989. On December 8, 1994 the Company paid Mr. Olshan $10,000 in full settlement of the matter.

NOTE H - DIVIDENDS PAID

On January 16, 1995, the Board of Directors declared a $13,092,549 ($.15 per share) dividend which was paid February 7, 1995 to shareholders of record as of January 30, 1995. The dividend represented approximately 77.5% and 77.8% of total assets and shareholders' equity at December 31, 1994, respectively. Included in interest income for the years ended December 31, 1994 and 1993 is $442,698 and $372,365, respectively earned on the $13,092,549 cash.

The Company's Board of Directors has not yet determined the future direction of the Company, although the Board intends to give careful consideration to a liquidation and distribution to shareholders of all or substantially all of the Company's remaining assets.

                    REPORT OF INDEPENDENT AUDITORS ON
                      FINANCIAL STATEMENT SCHEDULES






Board of Directors
Regency Equities Corp.


The audits referred to in our report dated February 9, 1996 relating to the financial statements of Regency Equities Corp., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.




                                             BDO SEIDMAN, LLP





Los Angeles, California
February 9, 1996

                          REGENCY EQUITIES CORP.

              VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

                             December 31, 1995

                                           Additions  Additions
                                Balance at (deductions)(deductions)Balance
                                beginning  charged to  from       at end
                                  of year  operations  reserve     of year
                                ---------- ---------- ---------   ---------

Allowance for credit losses:
   Year ended December 31, 1994$  637,937  $          $          $  637,937
                               ----------  ---------- ---------  ----------
   Year ended December 31, 1995$  637,937  $         ($637,937)  $        0
                               ----------  ---------- --------   ----------

Deferred tax valuation
 allowance deducted from deferred
  tax assets:
   Year ended December 31, 1994$7,726,325  $ 460,330 ($973,293)  $7,213,362
                               ----------  ---------  --------   ----------
   Year ended December 31, 1995$7,213,362 ($ 183,463)($447,140)  $6,582,759
                               ----------  ---------  --------   ----------

                          REGENCY EQUITIES CORP.
         REAL ESTATE AND ACCUMULATED DEPRECIATION  -  SCHEDULE III


                                  Costs
                               capitalized         Gross amount
                              subsequent to      at which carried                (4)       Life (years)
                Initial Cost   acquisition      at close of period       Accumu-             on which
                -------------- ------------  -------------------------
          (1)          Bldg. &                         Bldg. &            lated             deprecia-
  Descrip-            Improve-  Improve-             Improve-      (5)  Deprecia-  Date     tion is
    tion      Land      ments     ments     Land       ments     Total      tion   acquired  computed
----------   ------   --------  --------   ------    ---------   -----  --------- ---------  --------
December 31,
 1995       $266,076  $794,337  $411,028  $266,076   $1,205,365  $1,471,441  $245,340  Oct 1976  25

<F1>
     (1) The property is a shopping arcade in Grand Rapids, Michigan.

     (2) The property was not subject to encumbrance at December 31, 1995, 1994, or 1993.

     (3) An allowance for possible losses of $215,000 has been provided at December 31, 1995,
         1994, and 1993 to adjust the carrying value of the property to estimated net realizable value.

<F4>
     (4) Reconciliation of accumulated depreciation:

                                  1995           1994      1993
                                --------       --------  --------
           Balance at beginning of period$196,272$147,204$ 98,136
           Additions during period  49,068       49,068    49,068
                                --------       --------  --------

             Balance at close of period$245,340$196,272  $147,204

                                ========       ========  ========
<F5>
     (5) The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1993, 1994 and 1995 was $1,297,309.

                                   F-15
/TABLE

                          REGENCY EQUITIES CORP.

       MORTGAGE LOAN ON REAL ESTATE AND INTEREST EARNED ON MORTGAGE

                               SCHEDULE - IV

                    Part 1                                                   Part 2
        Mortgage loan on Real Estate at close of period            Interest earned on mortgage
-----------------------------------------------------------        ----------------------------


                                   Amount of
                            <F2>   principal     Amount of                    <F3>  Interest
                      Carrying     unpaid at     mortgage          Interest due     income earned
        <F1> Prior    amount of    close of      being             and accrued at   applicable
Description  liens    mortgage     period        foreclosed        end of period    to period
-----------  -----    --------     ---------     ----------        --------------   -------------
December 31,
 1995        $   0    $     0       $     0      None              $     0          $     0

<F1>
     The loan was a second mortgage on a commercial building in New York state.

<F2>
     Reconciliation of carrying amount
     of mortgage:           1995       1994     1993
                         --------    -------- --------
      Balance at beginning of period$400,000$400,000$850,000 Deduction during period:
        Recovery (Reserve) for450,000        ( 450,000)
        uncollectibility
        Payment received( 850,000)
                          --------   -------- --------

     Balance at close of period$      0$400,000$400,000
                         ========    ======== ========
<F3>
      Reconciliation of interest
      due and accrued:
      Balance at beginning of period$      0$      0$140,052
      Additions during period:
        Interest earned                         56,385
                          --------   -------- --------
                                0           0  196,437
                          --------   -------- --------
      Deductions during period:
         Collections of interest( 50,000)    (   8,500)
         Recovery (reserve) for50,000        ( 187,937)
                          -------    -------- --------
         uncollectibility
                                0           0( 196,487)
                          -------    -------- --------
          Balance at close of period$      0$      0$      0
                          =======    ======== ========


/TABLE

                          REGENCY EQUITIES CORP.

                        ANNUAL REPORT ON FORM 10-K

                             INDEX TO EXHIBITS
Exhibit
Number                                 Description                    Page
-------                                -----------                    ----

3.1 Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to
        Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

3.2 By-laws of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.1 1986 Stock Option Plan, incorporated herein by this reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.2 Incentive Stock Option Plan, incorporated herein by this reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.3 Lease Agreement dated February 17, 1978 and amended by First Amendment of Lease dated September 1, 1984 and by Second Amendment of Lease dated as of June 1, 1990, incorporated herein by this reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.4 Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.5 Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6 Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7 Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8 Indemnification Agreement dated February 7, 1995, between the Company and Peter M. Graham, incorporated herein by this reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.9 Indemnification Agreement dated February 14, 1995, between the Company and Ronald LaBow, incorporated herein by this reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.10 Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

27.1 Financial Data Schedule (included only in the electronic filing)