Form 10-Q
period 1996-03-31
REGENCY EQUITIES CORP
filed 1996-05-13
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              ---------------

                                 FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -----------------------------

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------
                      Commission file number O-10695
                               -------------

                          REGENCY EQUITIES CORP.
- -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

    Delaware                                    23-2298894
- -----------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. employer
 of incorporation or organization)            identification no.)

  3660 Wilshire Boulevard, Suite 336 Los Angeles, CA 90010-2709
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code (310) 827-9604
                                                   --------------

- ------------------------------------------------------------------
            Former name, former address and former fiscal year,
                       if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has
been subject to such filing requirements for the past 90 days.  Yes X
No
                                                                    --


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 6, 1996 is 87,283,661.

                          REGENCY EQUITIES CORP.

                                   INDEX


                                                            Page
                                                            ----

Part I    Financial information

Item 1.   Financial statements

     Balance sheets as of March 31, 1996
           (Unaudited) and December 31, 1995. . . . . . . . . . 1

          Statements of operations for the three
           months ended March 31, 1996 and 1995
           (Unaudited). . . . . . . . . . . . . . . . . . . . . 2

          Statement of changes in shareholders' equity
           for the three months ended March 31, 1996
           (Unaudited). . . . . . . . . . . . . . . . . . . . . 3

          Statements of cash flows for the three months
           ended March 31, 1996 and 1995 (Unaudited). . . . . . 4

          Notes to financial statements (Unaudited) . . . . . . 5

Item 2.   Management's discussion and analysis
           of financial condition and results
           of operations. . . . . . . . . . . . . . . . . . . . 6

Part II   Other information

Item 6.   Exhibits and reports on Form 8-K. . . . . . . . . . . 7

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . 8

PAGE

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          REGENCY EQUITIES CORP.

                               BALANCE SHEETS

                                         March 31,
                                           1996     December 31,
                                        (Unaudited)     1995
                                       ------------ ------------
ASSETS
  Cash                                 $ 2,981,960   $ 2,975,808
  Rent receivable                           92,255       100,989
  Rental property owned, net of write
   down for possible loss of $215,000
   and accumulated depreciation of
   $257,607 in 1996 and $245,340 in
   1995                                    998,834     1,011,101
  Deferred income taxes                    151,751       151,822
                                       -----------    ----------

                                       $ 4,224,800   $ 4,239,720
                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued
   expenses                            $   194,912   $   211,778
  Income taxes payable                       1,660         1,320
                                       -----------   -----------

                                           196,572       213,098
                                       -----------   -----------

CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01
   per share, authorized 5,000,000
   shares; none issued
  Common stock, par value $.01
   per share, authorized
   125,000,000 shares; issued and
   outstanding 87,283,661 shares           872,836       872,836
  Additional paid-in capital            47,660,331    47,660,331
  Accumulated deficit                 ( 44,504,939) ( 44,506,545)
                                       -----------   -----------
                                         4,028,228     4,026,622
                                       -----------   -----------
                                       $ 4,224,800   $ 4,239,720
                                       ===========   ===========


              See accompanying notes to financial statements

PAGE

                          REGENCY EQUITIES CORP.

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           ---------------------
                                           1 9 9 6      1 9 9 5
                                           -------      -------

REVENUES:
  Interest income                      $    33,290   $    84,901
  Rental income                             67,512        65,880
                                       -----------   -----------

      TOTAL REVENUES                       100,802       150,781
                                       -----------   -----------

EXPENSES:
  Administrative expense                    25,642       133,077
  Professional fees                         44,395       345,938
  Rental expense                            27,028        25,485
                                       -----------   -----------

      TOTAL EXPENSES                        97,065       504,500
                                       -----------   -----------

      INCOME (LOSS) BEFORE INCOME TAXES      3,737  (    353,719)

PROVISION FOR INCOME TAXES                   2,131         1,462
                                       -----------   -----------

      NET INCOME (LOSS)                $     1,606  ($   355,181)
                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            87,283,661    87,283,661
                                       ===========   ===========

INCOME (LOSS) PER SHARE                $      .000  ($      .004)
                                       ===========   ===========


              See accompanying notes to financial statements
PAGE

                           REGENCY EQUITIES CORP.

                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                (UNAUDITED)



                        Common Stock          Additional
                   -----------------------
                   Number of                  Paid-In     Accumulated
                     Shares        Amount     Capital       deficit
                   ----------  -----------  -----------   -----------
Balance at
December 31, 1995  87,283,661  $   872,836  $47,660,331  ($44,506,545)

  Net income for
   the three
   months ended
   March 31, 1996                                               1,606
                   ----------  -----------  -----------   -----------

Balance at
  March 31, 1996   87,283,661  $   872,836  $47,660,331  ($44,504,939)
                   ==========  ===========  ===========   ===========


              See accompanying notes to financial statements
PAGE

                          REGENCY EQUITIES CORP.

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            -------------------------
                                              1 9 9 6      1 9 9 5
                                            ----------    -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income (loss)                         $     1,606  ($   355,181)

  Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities:
    Depreciation                                 12,267        12,267

  Changes in operating assets and
   liabilities:
    Rent receivable                               8,734        11,578
    Accounts payable and accrued expenses  (     16,866)      181,044
    Deferred income taxes                            71
    Income taxes payable                            340  (      3,860)
                                            -----------   -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             6,152  (    154,152)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Dividends paid                                         ( 13,092,549)
                                            -----------   -----------

NET INCREASE (DECREASE) IN CASH                   6,152  ( 13,246,701)

CASH BEGINNING OF PERIOD                      2,975,808    15,298,990
                                            ===========   ===========

CASH END OF PERIOD                          $ 2,981,960   $ 2,052,289
                                            ===========   ===========


              See accompanying notes to financial statements
PAGE

                          Regency Equities Corp.
                       Notes to Financial Statements
                              March 31, 1996
                                (Unaudited)


1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1995, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of March 31, 1996, the statements of operations for the three month periods ended March 31, 1996 and 1995, the statement of changes in shareholders' equity for the three months ended March
31,
     1996, and the statements of cash flows for the three month periods ended
     March 31, 1996 and 1995, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for
     interim financial information and pursuant to the instructions to Form
     10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments
(consisting only
     of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March
31, 1996
     and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1995.

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


Results of operations

During the first quarter of 1996, the Company recorded net income of
$3,737
before income taxes compared to a net loss of $353,719 for the same period of
1995. The increase in net income resulted principally from (i) a decrease in administrative expenses of $107,435 primarily due to decreases in shareholders' meeting costs and directors' fees attributable to a proxy contest between the Company and the Regency Shareholders Committee; and (ii) a decrease in professional fees of $301,543 primarily attributable to legal fees incurred in connection with the proxy contest. The increase in income was offset in part by a decrease in interest income of $51,611 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend.
Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a more detailed discussion of the proxy contest.


Dividend

The Company paid a cash dividend on February 7, 1995 of $13,092,549
($.15 per
share) to shareholders which represented approximately 77.5% and 77.8% of the
Company's assets and stockholders' equity, respectively, as of December 31,
1994.

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:
         --------

         Exhibit 27.1 Financial Data Schedule (included only in the ------------ electronic filing).

  (b)    Reports on Form 8-K:

         None.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934,

the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REGENCY EQUITIES CORP.

- ----------------------------------------------
                                                 (Registrant)


DATE: May 9, 1996             By/s/  ALLAN L. CHAPMAN

- ----------------------------------------------
                              Allan L.  Chapman
                              Chairman of the Board, Chief
                              Executive Officer and President
                              (Principal Executive Officer)


DATE: May 9, 1996             By/s/  MORRIS ENGEL

- ----------------------------------------------
                              Morris Engel
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
Officer)

                          REGENCY EQUITIES CORP.

                       QUARTERLY REPORT ON FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit
 Number

  27.1 Financial Data Schedule (included only in the electronic filing)