Form 10-Q
period 1996-06-30
REGENCY EQUITIES CORP
filed 1996-08-09
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    --------------

                                       FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                               ------------------------

                                          OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------

                         Commission file number 0-10695
                                          -------------

                                REGENCY EQUITIES CORP.
- ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Delaware                                    23-2298894
- ----------------------------------------------------------
(State or other jurisdiction                  (I.R.S. employer
 of incorporation or organization)             identification no.)

3660 WILSHIRE BOULEVARD, SUITE 336 LOS ANGELES, CA 90010
- ---------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code 310-827-9604
                                                   ------------

__________________________________________________________________
                  Former name, former address and former fiscal year,
                             if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange
Act
of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -----  ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of July 25, 1996 is 87,283,661.

                                REGENCY EQUITIES CORP.

                                         INDEX


Page

- ----



Part I     Financial information

Item 1.    Financial statements

           Balance sheets as of June 30, 1996
            (Unaudited) and December 31, 1995. . . . . . . . . . . . .
 . .1

           Statements of operations for the three
            months and six months ended June 30, 1996
            and 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .
 .  2

           Statement of changes in shareholders' equity
            for the six months ended June 30, 1996
            (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .
 . .3

           Statements of cash flows for the six months
            ended June 30, 1996 and 1995 (Unaudited) . . . . . . . . .
 . .4

           Notes to financial statements (Unaudited) . . . . . . . . .
 . .5

Item 2.    Management's Discussion and Analysis
            of financial condition and results
            of operations. . . . . . . . . . . . . . . . . . . . . . .
 . .6

Part II    Other information

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .
 . .7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . .8

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                REGENCY EQUITIES CORP.

                                    BALANCE SHEETS

                                                JUNE, 30
                                                 1 9 9 6      DECEMBER
31,
                                                (Unaudited)      1 9 9
5
                                                ----------
- ----------
ASSETS
Cash                                           $ 2,865,768     $
2,975,808
Rent receivable                                    100,358
100,989
Rental property owned, net of write
 down for possible loss of $215,000
 and accumulated depreciation of
 $269,874 in 1996 and $245,340 in
   1995                                            986,567
1,011,101
  Deferred income taxes                            136,296
151,822
                                               -----------
- -----------

                                               $ 4,088,989     $
4,239,720
                                               ===========
===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses        $    27,749     $
211,778
  Income taxes payable                                 860
1,320
                                               -----------
- ----------

                                                    28,609
213,098
                                               -----------
- ----------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per
   share, authorized 5,000,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 125,000,000 shares;
   issued and outstanding 87,283,661
   shares                                          872,836
872,836
  Additional paid-in capital                    47,660,331
47,660,331
  Accumulated deficit                         ( 44,472,787)   (
44,506,545)
                                               -----------
- -----------

                                                 4,060,380
4,026,622
                                               -----------
- -----------
                                               $ 4,088,989     $
4,239,720
                                               ===========
===========





                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                               STATEMENTS OF OPERATIONS
                                      (Unaudited)


                              THREE MONTHS ENDED         SIX MONTHS
ENDED
                                 JUNE 30,                     JUNE 30,

                          1 9 9 6       1 9 9 5        1 9 9 6      1
9 9 5
REVENUES
  Interest income       $    29,379   $    22,622    $    62,669    $
107,523
  Rental income              67,194        64,633        134,706
130,513

    Total revenues           96,573        87,255        197,375
238,036

EXPENSES
  Administrative             25,177        31,485         50,819
164,562
    expense
  Professional fees    (      3,046)       31,622         41,349
377,560
  Rental expense             26,837        24,275         53,863
 49,759

    Total expenses           48,968        87,382        146,031
591,881

    Income (loss)            47,605  (        127)        51,344
(353,845)
     before income
     taxes

PROVISION (BENEFIT)          15,455  (          1)        17,586
  1,461
 FOR INCOME TAXES

     Net income         $    32,150  ($       126)   $    33,758   ($
355,306)
     (loss)

WEIGHTED AVERAGE
 NUMBER  OF SHARES       87,283,661    87,283,661     87,283,661
87,283,661
 OUTSTANDING

INCOME (LOSS)           $      .001   $      .000    $      .001   ($
   .004)
 PER SHARE















                    See accompanying notes to financial statements

                               REGENCY EQUITIES CORP.

                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      (Unaudited)


                               COMMON STOCK            ADDITIONAL
                         NUMBER OF                       PAID-IN
ACCUMULATED
                          SHARES         AMOUNT          CAPITAL
DEFICIT
BALANCE AT
 December 31, 1995     87,283,661      $872,836      $47,660,331
($44,506,545)

Net income for the
 six months ended
 June 30, 1996
 33,758

BALANCE AT
 June 30, 1996         87,283,661      $872,836      $47,660,331
($44,472,787)




































                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                               STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                 1 9 9 6        1 9 9
5

CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net income (loss)                            $  33,758     ($
355,306)

  Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
    Depreciation                                  24,534
24,534

  Change in operating assets and
   liabilities:
    Rent receivable                                  631
5,022
    Deferred income taxes                         15,526
    Accounts payable and accrued             (   184,029)
160,320
         expenses
    Income taxes payable                     (       460)    (
4,660)

NET CASH USED IN OPERATING ACTIVITIES        (   110,040)    (
170,090)

CASH FLOW FROM FINANCING
 ACTIVITIES:
  Dividends paid                                             (
13,092,549)

NET DECREASE IN CASH                        (    110,040)    (
13,262,639)

CASH - BEGINNING OF PERIOD                     2,975,808
15,298,990

CASH - END OF PERIOD                         $ 2,865,768      $
2,036,351



















                    See accompanying notes to financial statements

                                 Regency Equities Corp.
                             Notes to Financial Statements
                                     June 30, 1996
                                      (Unaudited)

1.    Significant accounting policies

      Significant accounting policies of Regency Equities Corp. (the
Company)
      are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1995, together with certain procedural disclosures.

2.    Basis of reporting

      The balance sheet as of June 30, 1996, the statements of operations for the three month periods ended June 30, 1996 and 1995 and the six month periods ended June 30, 1996 and 1995, the statement of changes in shareholders' equity for the six months ended June 30, 1996 and the statements of cash flows for the six month periods ended June
30, 1996
      and 1995 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in
      accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
      10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the
      Company at June 30, 1996 and the results of its operations and cash flows for the three month and six month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December
31,
      1995.

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

Results of Operations

During the second quarter of 1996, the Company recorded a net income of
$47,605 before income taxes compared to net loss of $127 for the same period of 1995. The increase resulted principally from a decrease in professional fees of $34,668 primarily attributable to legal fees incurred in connection with a proxy contest.

During the six months ended June 30, 1996, the Company recorded net income of $51,344 before income taxes compared to a net loss of $353,845 for the same period of 1995. The increase in net income resulted principally from
(i) a decrease in administrative expenses of $113,743 primarily due to decreases in shareholders' meeting costs and directors' fees attributable to a proxy contest involving the Company; and (ii)a decrease in professional fees of $336,211 primarily attributable to legal fees incurred in connection with the proxy contest. The increase in income was offset in part by a decrease in interest income of $44,854 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend. Reference is made to the Company's annual report on Form 10-K for the year ended December
31, 1995 for a more detailed discussion of the proxy contest.

Dividend

The Company paid a cash dividend on February 7, 1995 of $13,092,549
($.15
per share) to shareholders which represented approximately 77.5% and
77.8%
of the Company's assets and shareholders' equity, respectively, as of December 31, 1994.

                              PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           Exhibit 10.1      Stock Purchase Agreement dated as of June
10, 1996
                             among Evergreen Acceptance Corporation,
Regency
                             Equities Corp. and the selling
shareholders named
                             in the Stock Purchase Agreement,
incorporated
                             herein by this reference to Exhibits 1
and 2 to
                             Amendment No. 13 dated May 13, 1996 to a
Schedule
                             13D filed by First Lincoln Holdings, Inc.
and
                             Evergreen Acceptance Corporation and
Amendment No.
                             14 dated June 12, 1996 to said Schedule
13D filed
                             by First Lincoln Holdings, Inc. and
Evergreen
                             Acceptance Corporation.

           Exhibit 27.1 Financial Data Schedule (included only in the electronic filing).

      (b)  Reports on Form 8-K

           On June 21, 1996, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated June
20,
           1996, which covered Item 1 (change in control of the Registrant)
           of Form 8-K and which described the change in control of the
           Company which occured on June 11, 1996.



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


DATE: August 10, 1996             By/s/  ALLAN L. CHAPMAN



- ----------------------------------------------
                                    Allan L.  Chapman
                                    Chairman of the Board, Chief
                                    Executive Officer and President
                                    (Principal Executive Officer)


DATE: August 10, 1996             By/s/  MORRIS ENGEL



- ----------------------------------------------
                                    Morris Engel
                                    Chief Financial Officer and
Treasurer
                                    (Principal Financial and
Accounting Officer)

                            REGENCY EQUITIES CORP.

                         QUARTERLY REPORT ON FORM 10-Q

                               INDEX TO EXHIBITS




Exhibit
 Number                                 Description
- -------                                 -----------

10.1 Stock Purchase Agreement dated as of June 10, 1996 among Evergreen Acceptance Corporation, Regency Equities Corp. and the selling shareholders named in the Stock Purchase Agreement, incorporated herein by this reference to Exhibits 1 and 2 to Amendment No.
13
                 dated May 13, 1996 to a Schedule 13D filed by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation and Amendment No. 14 dated June 12, 1996 to said Schedule 13D filed by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.


27.1 Financial Data Schedule (included only in the electronic filing)