Form 10-Q
period 1996-09-30
REGENCY EQUITIES CORP
filed 1996-11-13
CIK 46656

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      ----------

                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                              --------------------------

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ----------------    --------------

                         Commission file number   0-10695
                                                  -------------

                               REGENCY EQUITIES CORP.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                23-2298894
--------------------------------------------------------------------------------
      (State or other jurisdiction                (I.R.S. employer
    of incorporation or organization)             identification no.)

 11845 WEST OLYMPIC BOULEVARD, SUITE 900 LOS ANGELES, CA 90064
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code   310-827-9604
                                                     --------------

--------------------------------------------------------------------------------
            Former name, former address and former fiscal year,
                    if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes   X        No
                                                ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of October 31, 1996 is 87,283,661.

                                REGENCY EQUITIES CORP.

                                        INDEX


                                                               Page
                                                               ----
Part I   Financial information

Item 1.  Financial statements

         Balance sheets as of September 30, 1996
           (unaudited) and December 31, 1995  . . . . . .  . . .    1

         Statements of operations for the three
           months and nine months ended September 30, 1996
           and 1995 (unaudited)  . . . . . . . . . . . . . . . .    2

         Statement of changes in shareholders' equity
           for the nine months ended September 30, 1996
           (unaudited) . . . . . . . . . . . . . . . . . . . . .    3

         Statements of cash flows for the nine months
           ended September 30, 1996 and 1995 (unaudited) . . . .    4

         Notes to financial statements (unaudited) . . . . . . .    5

Item 2.  Management's discussion and analysis
          of financial condition and results
          of operations . . . . . . . . . . . . . . . . . . . . .   6

Part II  Other information

Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . . . . .  7

Signature page   . . . . . . . . . . . . . . . . . . . . . . . . .  8

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 REGENCY EQUITIES CORP.

                                     BALANCE SHEETS

                                           SEPTEMBER 30,   DECEMBER 31,
                                                1996           1995
                                            ------------   ------------
                                            (unaudited)
ASSETS
    Cash and cash equivalents                $ 2,911,621    $ 2,975,808
    Rent receivable                               93,814        100,989
    Rental property owned, net of write
     down for possible loss of $215,000 and
     accumulated depreciation of $282,141
     in 1996 and $245,340 in 1995                974,300      1,011,101
    Deferred income taxes                        122,068        151,822
                                            ------------   ------------
                                             $ 4,101,803    $ 4,239,720
                                            ------------   ------------
                                            ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses    $    18,229    $   211,778
    Income taxes payable                           1,720          1,320
                                            ------------   ------------
                                                  19,949        213,098
                                            ------------   ------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per
     share, authorized 5,000,000 shares;
     none issued
    Common stock, par value $.01 per
     share, authorized 125,000,000 shares;
     issued and outstanding 87,283,661
     shares                                      872,836        872,836
    Additional paid-in capital                47,660,331     47,660,331
    Accumulated (deficit)                    (44,451,313)   (44,506,545)
                                            ------------    ------------
                                               4,081,854      4,026,622
                                            ------------    ------------
                                             $ 4,101,803     $ 4,239,720
                                            ------------    ------------
                                            ------------    ------------

                   See accompanying notes to financial statements

                              REGENCY EQUITIES CORP.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30,                SEPTEMBER 30,
                               ------------------------   -------------------------
                                  1996         1995          1996           1995
                              ------------  -----------   ------------  -----------
REVENUES
    Interest income           $   28,585    $   22,461    $   91,254    $   129,984
    Rental income                 70,124        70,504       204,830        201,018
                              ------------  -----------   ------------   -----------
        Total revenues            98,709        92,965       296,084        331,002
                              ------------  -----------   ------------   -----------
EXPENSES
    Administrative expense        24,184        26,262        75,003        190,824
    Professional fees              8,158        15,547        49,507        393,107
    Rental expense                29,803        30,186        83,668         79,945
                              ------------  -----------   ------------   -----------
        Total expenses            62,145        71,995       208,178        663,876
                              ------------  -----------   ------------   -----------

        Income (loss)
         before income
         taxes                    36,564        20,970        87,906    (   332,874)

PROVISION (BENEFIT) FOR
  INCOME TAXES                    15,088           259        32,674          1,721
                              ------------  -----------   ------------   -----------
        Net income (loss)     $   21,476   $    20,711   $    55,232    ($  334,595)
                              ------------  -----------   ------------   -----------
                              ------------  -----------   ------------   -----------

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       87,283,661    87,283,661     87,283,661    87,283,661
                              ------------  -----------   ------------   -----------
                              ------------  -----------   ------------   -----------

INCOME (LOSS) PER SHARE        $    .000     $    .000      $    .001    ($    .004)
                              ------------  -----------   ------------   -----------
                              ------------  -----------   ------------   -----------

                 See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     (Unaudited)

                                   COMMON STOCK
                               -----------------------    ADDITIONAL
                                NUMBER OF                   PAID-IN     ACCUMULATED
                                 SHARES       AMOUNT        CAPITAL       DEFICIT
                               -----------  -----------   -----------   ------------

BALANCE AT
 December 31, 1995              87,283,661   $  872,836    $47,660,331   ($44,506,545)

Net income for the
 nine months ended
 September 30, 1996                                                            55,232
                               -----------  -----------   ------------    ------------
BALANCE AT
 September 30, 1996             87,283,661   $  872,836    $47,660,331    ($44,451,313)
                               -----------  -----------   ------------    ------------
                               -----------  -----------   ------------    ------------




                 See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                               STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               ------------------------------
                                                    1996              1995
                                               -------------     ------------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
    Net income (loss)                           $    55,232      ($   334,595)

    Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
        Depreciation                                 36,801            36,801

    Change in operating assets and
     liabilities:
       Rent receivable                                7,175             8,190
       Deferred income taxes                         29,754       (         1)
       Accounts payable and accrued expenses   (    193,549)          145,126
       Income taxes payable                             400       (     4,400)
                                               -------------     ------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                         (     64,187)     (    148,879)

CASH FLOW FROM FINANCING
 ACTIVITIES:
    Dividends paid                                                 13,092,549
                                               -------------     ------------

NET (DECREASE) INCREASE IN CASH                 (    64,187)     ( 13,241,428)

CASH - BEGINNING OF PERIOD                        2,975,808        15,298,990
                                               -------------     ------------

CASH - END OF PERIOD                            $ 2,911,621       $ 2,057,562
                                               -------------     ------------
                                               -------------     ------------

           See accompanying notes to financial statements

                               Regency Equities Corp.
                            Notes to Financial Statements
                                  September 30, 1996
                                     (Unaudited)

1.  Significant accounting policies

    Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1995, together with certain procedural disclosures.

2.  Basis of reporting

    The balance sheet as of September 30, 1996, the statements of operations for the three month periods ended September 30, 1996 and 1995 and the nine month periods ended September 30, 1996 and 1995, the statement of changes in shareholders' equity for the nine months ended September 30, 1996 and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of its operations and cash flow for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Results of Operations

During the third quarter of 1996, the Company recorded net income of $36,564 before income taxes compared to income of $20,970 for the same period of 1995. The increase resulted principally from a decrease in professional fees of $7,389 and an increase in interest income of $6,124 primarily attributable to an increase in cash earning interest of $64,187.

During the nine months ended September 30, 1996, the Company recorded net income of $87,906 before income taxes compared to a net loss of $332,874 for the same period of 1995. The increase in net income resulted principally from (i) a decrease of administrative expenses of $115,821 primarily due to decreases in shareholders' meeting costs and directors' fees attributable to a proxy contest involving the Company; and (ii) a decrease in professional fees of $343,600 primarily attributable to legal fees incurred in connection with the proxy contest. The increase in income was offset in part by a decrease in interest income of $38,730 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend. Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1995 for a more detailed discussion of the proxy contest.

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

                                               REGENCY EQUITIES CORP.
                                       ---------------------------------------
                                                  (Registrant)

DATE:  November 8, 1996                By   /s/  ALLAN L. CHAPMAN
                                          ------------------------------------
                                          Allan L. Chapman,
                                          Chairman of the Board, Chief
                                          Executive Officer and President
                                          (Principal Executive Officer)

DATE:  November 8, 1996                By   /s/  MORRIS ENGEL
                                          ------------------------------------
                                          Morris Engel
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                              REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS


Exhibit
 Number

  27.1   Financial Data Schedule (included only in the electronic filing)