Form 10-K
period 1996-12-31
REGENCY EQUITIES CORP
filed 1997-03-28
CIK 46656

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                         -------      -------

                    COMMISSION FILE NUMBER 0-10695

                        REGENCY EQUITIES CORP.
        (Exact name of registrant as specified in its charter)

           DELAWARE                                        23-2298894
    (State or other jurisdiction of                      (I.R.S. employer
     incorporation or organization)                     identification no.)

                11845 WEST OLYMPIC BOULEVARD, SUITE 900
                     LOS ANGELES, CALIFORNIA 90064
         (Address of principal executive offices and zip code)

                            (310) 827-9604
         (Registrant's telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common stock ($.01 par value)
                           (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting securities held by nonaffiliates of the registrant as of March 5, 1997, based upon the average of the bid and asked prices on that date, was approximately $318,616. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

    Number of shares of Common Stock, par value $.01, outstanding as of March 5, 1997: 87,283,661.

Documents Incorporated by Reference:  None.

                                PART I

ITEM 1.   BUSINESS.

The corporate headquarters of Regency Equities Corp. (the "Company") are located at 11845 West Olympic Boulevard, Suite 900, Los Angeles, California 90064. The Company shares this suite on a rent-free basis with the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP. The Company's Chief Financial Officer, Morris Engel, is a partner in Engel, Kalvin, McMillan & Kipper, LLP. The Company has two employees: Mr. Engel and Allan
L. Chapman, the Company's Chairman of the Board, Chief Executive Officer and President.

The Company owns a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. Net operating income on this property was approximately $161,484 in 1996. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 1996 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

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

In December 1994, the Board of Directors scheduled an annual meeting of the Company's stockholders for January 16, 1995. On approximately December 28, 1994, the Company mailed to its stockholders a notice of the annual meeting and a proxy statement which solicited proxies with respect to six persons nominated for election as directors by the Board of Directors. On or about January 9, 1995, a group called the Regency Shareholders Committee (the "Committee") began distributing to the Company's stockholders a proxy statement in which the Committee solicited proxies with respect to the election of an opposing slate of six director nominees. The Committee's proxy statement disclosed that the Committee members were Lawrence Butler, Jack Howard, Ronald LaBow and Warren G. Lichtenstein, and that the costs of the Committee's proxy solicitation efforts would be borne by Mr. LaBow, Richard Sandler and Steel Partners II, L.P., a Delaware Limited Partnership ("Steel Partners").

On January 16, 1995, the Company's Board of Directors conducted a meeting prior to the scheduled meeting of the stockholders. The Board of Directors approved a cash dividend of $.15 per share to stockholders of record as of January 30, 1995 and payable on February 7, 1995. The aggregate amount of the dividend was $13,092,549, which represented approximately 77.5% and 77.8% of the Company's total assets and stockholders' equity, respectively, as of December 31, 1994. At its meeting, the Board of Directors also postponed the January 16 annual meeting of stockholders.

On June 11, 1996, Evergreen Acceptance Corporation, a subsidiary of First Lincoln Holdings, Inc., purchased 38,745,340 shares of the Company's outstanding common stock from Messrs. Lichtenstein, Butler and Howard, Steel Partners, the Committee, Richard Sandler, EJ Associates, RA Partnership and members of a group affiliated with these shareholders (collectively referred to herein as the "Selling Shareholders"). The transaction occurred pursuant to a Stock Purchase Agreement dated as of June 10, 1996 among Evergreen Acceptance Corporation, the Company and the Selling Shareholders. Pursuant to the Stock Purchase Agreement, the Company, First Lincoln Holdings, Inc., Evergreen Acceptance Corporation and certain of the Selling Shareholders also released various claims against each other.

As a result of this transaction, First Lincoln Holdings, Inc. beneficially owns 72,867,965 shares of the Company's common stock, which represents 83.48% of the Company's outstanding common stock. Of that aggregate number of shares, First Lincoln Holdings, Inc. is the record owner of 1,010,000 shares and Evergreen Acceptance Corporation, its wholly owned subsidiary, is the record owner of 71,857,965 shares. Prior to the consummation of this transaction, First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation beneficially owned an aggregate of 34,122,125 shares of the Company's common stock, which represented 39.1% of the Company's outstanding common stock.

As a result of the cash dividend that was paid on February 7, 1995, the Company's total assets were reduced by almost 78%. The Company's Board of Directors has not yet determined the future direction of the Company. However, the Company intends to consider suitable business ventures in which it can employ its liquid assets.

ITEM 2.   PROPERTIES.

See "Item 1. Business." The Company does not own any real property other than the Grand Rapids shopping center described above.

ITEM 3.   LEGAL PROCEEDINGS.

REGENCY EQUITIES CORP. V. REISS AND SIEGAL, 93 CIV. 8096 (S.D.N.Y) (CSH).

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders during the quarter ended December 31, 1996.

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

        1995                  HIGH           LOW
        ----                  ----           ---

    1st quarter              $0.030         $0.015
    2nd quarter               0.025          0.015
    3rd quarter               0.027          0.015
    4th quarter               0.027          0.019

        1996                  HIGH           LOW
        ----                  ----           ---

    1st quarter              $0.020         $0.011
    2nd quarter               0.020          0.010
    3rd quarter               0.020          0.015
    4th quarter               0.015          0.010


(b) HOLDERS.

The approximate number of record holders of the Company's common stock on March 1, 1997 was 1,621.

(c) DIVIDENDS.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company did not pay any other dividends during 1995 or 1996.

ITEM 6.   SELECTED FINANCIAL DATA.(a)

                                (In thousands except per share data)

                                                         Year Ended December 31,
                                  -------------------------------------------------------------------------
                                      1996            1995            1994            1993             1992
                                      ----            ----            ----            ----             ----
Total revenues                     $   398        $    926        $    773         $   797           $  900
Income (loss) before
    income taxes                       133             171             267            (260)             375
Net income (loss)                      399             292            (298)            277              368
Income (loss) per share               .005            .003           (.003)           .003             .004
Dividends per share                      0             .15               0               0                0
Total assets                         4,455           4,240          16,893          17,181           16,925
Liabilities                             29             213              66              56               77
Shareholders' equity                 4,426           4,027          16,827          17,125           16,848
Book value per share                   .05             .05             .19             .20              .19
Weighted average shares
    outstanding                     87,284          87,284          87,284          87,284           87,284

-------------------------

(a) The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. On February 7, 1995, the Company paid a cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The aggregate amount of the dividend was $13,092,549, which represented approximately 77.5% and 77.8% of the Company's total assets and stockholders' equity, respectively, as of December 31, 1994. The nature and direction of the future business plans and operations of the Company are uncertain. See "Item 1. Business." As a result of these factors, the selected financial data are not necessarily indicative of the Company's future financial condition or results of operations.

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

(A) RESULTS OF OPERATIONS.

    (i)  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31,
1995.

The Company recorded income before income taxes (benefit) of $132,988 in 1996 compared to $170,849 in 1995. The decrease resulted principally from (i) a decrease in interest income of $35,451 and (ii) a one-time $500,000 gain in 1995, representing the recovery of amounts previously reserved by the Company, on the settlement of amounts due to the Company with respect to a mortgage note and related interest receivable. See "Item 3. Legal Proceedings."

The decline in operating results was partially offset by (i) a decrease in administrative expenses of $120,860 as a result of the termination of the 1995 proxy contest between the Company and the Regency Shareholders Committee, and (ii) a decrease in legal and other professional fees of $375,726 as a result of the termination of the proxy contest.

The Company recorded net income of $399,410 in 1996 compared to $292,281 in 1995. The increase in net income resulted principally from a decrease of $315,870 in the valuation allowance against deferred tax assets as determined by management based on its estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance was based upon an assumption of two years of future operations and the sale of the rental property at the end of the two-year period. A valuation allowance is provided to reduce the deferred tax assets to a value which, more likely than not, will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was ($1,223,793) and ($630,603),
respectively. The decrease in 1996 resulted primarily from the expiration of loss carryforwards offset by the increase in the amount of deferred tax assets to be realized in the future as determined by management. The decrease in 1995 resulted primarily from the expiration of loss carryforwards.

    (ii) YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31,
1994.

The Company recorded income before income taxes (benefit) of $170,849 in 1995 compared to $266,555 in 1994. The decrease resulted principally from (i) a decrease in interest income of $349,624 caused by the decrease in cash earning interest attributable to the $13,092,549 dividend (offset in part by an increase in interest rates of approximately 1.0%), (ii) an increase in administrative expenses of $70,127 primarily due to increases in stockholders' meeting costs and directors' fees attributable to a proxy contest between the Company and the Regency

Shareholders Committee, and (iii) an increase in professional fees of $189,833 primarily attributable to legal fees incurred in connection with the proxy contest.

The decline in operating results was partially offset by a gain of $500,000, representing the recovery of amounts previously reserved, on the settlement of amounts due to the Company with respect to a mortgage note and related interest receivable. See "Item 3. Legal Proceedings."

The Company's net income of $292,281 in 1995 compared to its net loss of $297,980 in 1994 resulted primarily from an income tax benefit of $121,432 in 1995 as compared with income tax expense of $564,535 in 1994. The income tax benefit for 1995 resulted from the recognition for income tax purposes of bad debt expense in connection with the settlement of amounts owing to the Company on a mortgage note and related interest receivable and the related deferred tax asset of the loss carryforward. The Company recognized deferred tax assets of $246,380 in 1995 as compared to $125,612 in 1994. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 was ($630,603) and ($512,963), respectively. The decrease in 1995 resulted primarily from the expiration of loss carryforwards. The decrease in 1994 was due to the expiration of loss carryforwards and the anticipated reduction in estimated future taxable income resulting from the Company's payment in February 1995 of a $13,092,549 cash dividend.

(b) LIQUIDITY, CAPITAL RESOURCES AND FUTURE OPERATIONS.

As of December 31, 1996, the Company had cash in the amount of $2,974,146 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

The direction of the Company is uncertain, although the Company's Board of Directors is in the process of addressing this issue. See "Item 1. Business." As a result, the reported financial information contained in this Annual Report on Form 10-K is not necessarily indicative of future operating results or of future financial condition.

(c) NEW ACCOUNTING STANDARD.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets should be recognized and how impairment losses should be measured. The new standard did not have an effect on the Company's 1996 financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

           NAME                AGE       POSITION WITH THE COMPANY
          ------               ---       -------------------------

    William J. Adams           67        Director and Secretary

    Allan L. Chapman           59        Chairman of the Board of Directors,
                                         Chief Executive Officer and President

    Morris Engel               70        Chief Financial Officer and Treasurer

    Ira L. Gottshall           39        Director

    Peter M. Graham            42        Director

    Ronald LaBow               62        Director

    Martin Oliner              49        Director

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

Morris Engel has served as Chief Financial Officer of the Company since May 1991 and as Treasurer since March 1993. He has also been a partner in the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP since November 1990. Mr. Engel was a partner in the accounting firm of Laventhol & Horwath from 1969 to 1990.

Ira L. Gottshall has served as a director of the Company since August 1992, as President of The Southern Group, an insurance holding company, since October 1995, and as President and a director of National Affiliated Corp., an insurance holding company, since January 1997. Mr. Gottshall served as Chief Operating Officer of Pierce Financial & Insurance Services from January 1994 until October 1995; as President and Chief Executive Officer of First Delaware Life Insurance Company from July 1991 until January 1994; as a Senior Vice President of First Landmark Life Insurance Company from late 1990 until January 1994; as a Vice President of Evergreen Acceptance Corporation from September 1992 until January 1994; as a Vice President of Rhodes Financial, Inc. from September 1992 until January 1994; as a Vice President of Flintridge Corporation from September 1992 until January 1994; as a Vice President of Lincoln Indemnity Company from January 1993 until January 1994; and as President and Chief Executive Officer of Lincoln Liberty Life Insurance Company from May 1993 until January 1994.

Peter M. Graham has served as a director of the Company since March 1991.
Mr. Graham has served as Chairman of the Executive Committee of Ladenburg, Thalmann & Co. Inc., an investment banking firm, since 1990, as its Director of Corporate Finance since 1989, as its President since 1995 and as a director of the firm since 1982. He also serves as a director of Rudy's Restaurant Group, Suspension & Parts Industries, Ltd. and Seventh Generation, Inc.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and regulations adopted thereunder require the Company's directors and officers and persons who own more than ten percent of the outstanding shares of the Company's Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission and the Company initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities. Based solely upon (i) the Company's review of the Forms 3, 4 and 5 that were furnished by the Reporting Persons to the Company pursuant to
Section 16(a) and applicable regulations during and with respect to the Company's most recent fiscal year and (ii) written representations received by the Company from its directors and officers, the Company believes that all applicable Section 16(a) filing requirements were complied with on a timely basis by the Reporting Persons during and with respect to the Company's most recent fiscal year, except that First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation inadvertently failed to file a Form 4 with respect to the June 1996 purchase of stock described above in "Item 1. Business."

ITEM 11.  EXECUTIVE COMPENSATION.

(a) SUMMARY COMPENSATION TABLE.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

                                        SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                     -------------------------------------

                                    ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                            --------------------------------------   ------------------------    ---------

                                                                                   SECURITIES
                                                       OTHER         RESTRICTED    UNDERLYING
    NAME AND                                           ANNUAL           STOCK        OPTIONS/     LTIP            ALL OTHER
PRINCIPAL POSITION  YEAR    SALARY($)   BONUS($)   COMPENSATION($)    AWARDS($)       SARS(#)    PAYOUTS($)   COMPENSATION($)(1)
------------------  ----    --------    -------    ---------------   ----------    ----------    ----------   ------------------

Allan L. Chapman    1996    $36,000        0              0               0             0             0           $ 4,000
Chairman, Chief     1995    $36,000        0              0               0             0             0           $10,000
Executive Officer   1994    $36,000        0              0               0             0             0           $ 6,000
and President

--------------------
(1)      Represents Mr. Chapman's receipt of directors' fees.

(b) COMPENSATION OF DIRECTORS.

During 1996, the Company's directors received $1,000 per Board meeting and $500 per committee meeting, and their expenses incurred in attending such meetings were reimbursed by the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of February 10, 1997 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of February 10, 1997 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

                                                                 APPROXIMATE
                                        SHARES OF STOCK            PERCENT
   NAME OF BENEFICIAL OWNER            BENEFICIALLY OWNED          OF CLASS
   ------------------------            ------------------        -----------

FIVE PERCENT SHAREHOLDERS

First Lincoln Holdings, Inc.(1)              72,867,965             83.48%
Evergreen Acceptance Corporation
  3 Christina Center, Suite 1004
  201 North Walnut Street
  Wilmington, Delaware 19801

DIRECTORS AND
NAMED EXECUTIVE OFFICERS

William J. Adams                                 20,000             *

Allan L. Chapman                                235,000             *

Ira L. Gottshall                                     0              0

Peter M. Graham                                      0              0

Ronald LaBow                                         0              0

Martin Oliner(2)                                     0              0

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP
  (7 persons)                                   255,000             *

----------------------------

 *  Owns less than 1% of the Company's outstanding shares of common stock.

(1) Evergreen Acceptance Corporation is a wholly owned subsidiary of First Lincoln Holdings, Inc. Evergreen Acceptance Corporation is the record owner of 71,857,965 shares of the Company's common stock; Evergreen Acceptance Corporation and First Lincoln Holdings, Inc. share voting and investment power with respect to such shares. First Lincoln Holdings, Inc. is the record owner of 1,010,000 shares of the Company's common stock, as to which it has sole voting and investment power.

(2) Information presented for Mr. Oliner does not include any shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. or its wholly owned subsidiary, Evergreen Acceptance Corporation. Mr. Oliner serves as Chairman of the Board, Chief Executive Officer and President of First Lincoln Holdings, Inc. Mr. Oliner disclaims beneficial ownership of the shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP. The Company paid fees of $21,471 to Engel, Kalvin, McMillan & Kipper, LLP in 1996 in consideration for accounting and tax services rendered by that firm.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                                                               PAGE NO.

Report of BDO Seidman, LLP....................................   F-1

Balance Sheets - December 31, 1996 and 1995...................   F-2

Statements of Operations - Years
    Ended December 31, 1996, 1995 and 1994....................   F-3

Statements of Changes in Shareholders'
    Equity - Years Ended December 31, 1996,
    1995 and 1994.............................................   F-4

Statements of Cash Flows - Years Ended
    December 31, 1996, 1995 and 1994..........................   F-5

Notes to Financial Statements.................................   F-6

Report of BDO Seidman, LLP on Schedules.......................   F-12

Schedule II - Valuation and Qualifying Accounts...............   F-13

Schedule III - Real Estate and Accumulated
    Depreciation..............................................   F-14

Schedule IV - Mortgage Loan on Real Estate and Interest Earned
    on Mortgage...............................................   F-15

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

    10.3 Lease Agreement dated February 17, 1978 as amended by First Amendment of Lease dated September 1, 1984 and by Second Amendment of Lease dated as of June 1, 1990, incorporated herein by this reference to
         Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

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

   10.11 Stock Purchase Agreement dated as of June 11, 1996, among the Company, Evergreen Acceptance Corporation and the selling shareholders named in the Stock Purchase Agreement, incorporated herein by this reference to Exhibits 1 and 2 to Amendment No. 13 dated May 13, 1996 to a Schedule 13D filed by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation and Amendment No. 14 dated June 12, 1996 to said Schedule 13D filed by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

    27.1 Financial Data Schedule (included only in the electronic filing)

REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 24, 1997       REGENCY EQUITIES CORP.


                              By  /s/ ALLAN L. CHAPMAN
                                ----------------------------------------------
                                Allan L. Chapman, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: March 24, 1997          By  /s/ ALLAN L. CHAPMAN
                                ----------------------------------------------
                                Allan L. Chapman
                                Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)


Date: March 24, 1997          By  /s/ MORRIS ENGEL
                                ----------------------------------------------
                                Morris Engel
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)


Date: March 24, 1997          By  /s/ WILLIAM J. ADAMS
                                ----------------------------------------------
                                William J. Adams
                                Secretary and Director


Date: March 24, 1997          By  /s/ RONALD LaBOW
                                ----------------------------------------------
                                Ronald LaBow
                                Director


Date: March 24, 1997          By  /s/ PETER M. GRAHAM
                                ----------------------------------------------
                                Peter M. Graham
                                Director


Date: March 24, 1997          By  /s/ IRA L. GOTTSHALL
                                ----------------------------------------------
                                Ira L. Gottshall
                                Director


Date: March 24, 1997          By  /s/ MARTIN OLINER
                                ----------------------------------------------
                                Martin Oliner
                                Director

                               REGENCY EQUITIES CORP.

                             ANNUAL REPORT ON FORM 10-K

                         ITEM 8 AND ITEM 14(a)(1) and 14(a)(2)

                  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT AUDITORS





Board of Directors
Regency Equities Corp.


We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 1996 and 1995 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                       BDO SEIDMAN, LLP


Los Angeles, California
March 9, 1997

                         REGENCY EQUITIES CORP.

                             BALANCE SHEETS


                                                           DECEMBER 31,
                                                   --------------------------
                                                       1996           1995
                                                   ------------   ------------
ASSETS
    Cash (Note A)                                  $  2,974,146   $  2,975,808
    Rent receivable                                      98,148        100,989
    Rental property owned, net of write
     down for possible loss of $215,000
     and accumulated depreciation of
     $294,408 in 1996 and $245,340 in
     1995 (Note B)                                      962,033      1,011,101
    Deferred income taxes (Note D)                      421,164        151,822
                                                   ------------   ------------
                                                   $  4,455,491   $  4,239,720
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued
     expenses                                      $     27,739   $    211,778
    Income taxes payable (Note D)                         1,720          1,320
                                                   ------------   ------------
                                                         29,459        213,098
                                                   ------------   ------------
CONTINGENCIES (NOTES A and G)

SHAREHOLDERS' EQUITY (Note H):
    Preferred stock, par value $.01
     per share, authorized 5,000,000
     shares; none issued
    Common stock, par value $.01
     per share, authorized
     125,000,000 shares; issued and
     outstanding 87,283,661 shares                      872,836        872,836
    Additional paid-in capital                       47,660,331     47,660,331
    Accumulated deficit                             (44,107,135)   (44,506,545)
                                                   ------------   ------------
                                                      4,426,032      4,026,622
                                                   ------------   ------------
                                                   $  4,455,491   $  4,239,720
                                                   ------------   ------------
                                                   ------------   ------------

                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF OPERATIONS


                                                YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                              1996        1995        1994
                                        -----------  -----------  -----------
REVENUES:
    Interest income (Note H)            $   125,495  $   160,946  $   510,570
    Rental income                           272,665      264,850      262,711
    Recovery of reserve for
     collectibility of
     mortgage receivable (Note C)                        500,000
                                        -----------  -----------  -----------
         TOTAL REVENUES                     398,160      925,796      773,281
                                        -----------  -----------  -----------
EXPENSES:
    Administrative expense                  101,027      221,887      151,760
    Professional fees (Note F)               52,964      428,690      238,857
    Rental expense                          111,181      104,370      106,031
    Litigation settlement (Note G)                                     10,000
    Other expenses                                                         78
                                        -----------  -----------  -----------
         TOTAL EXPENSES                     265,172      754,947      506,726
                                        -----------  -----------  -----------
         INCOME BEFORE INCOME TAXES
          (BENEFIT)                         132,988      170,849      266,555

PROVISION (BENEFIT) FOR INCOME TAXES
 (NOTE D)                                  (266,422)    (121,432)     564,535
                                        -----------  -----------  -----------
         NET INCOME (LOSS)              $   399,410  $   292,281  $  (297,980)
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      87,283,661   87,283,661   87,283,661
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------
NET INCOME (LOSS) PER SHARE             $      .005  $      .003  $     (.003)
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------

                    See accompanying notes to financial statements

                        REGENCY EQUITIES CORP.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  THREE YEARS ENDED DECEMBER 31, 1996


                            COMMON STOCK
                       -----------------------
                                                ADDITIONAL
                         NUMBER OF                PAID-IN        ACCUMULATED
                          SHARES        AMOUNT     CAPITAL         DEFICIT
                        ----------     --------  -----------    ------------
BALANCE AT
  January 1, 1994       87,283,661     $872,836  $47,660,331    ($31,408,297)

      Net loss                                                      (297,980)
                        ----------     --------  -----------    ------------
BALANCE AT
  December 31, 1994     87,283,661      872,836   47,660,331     (31,706,277)

      Dividends paid
       (Note H)                                                  (13,092,549)

      Net income                                                     292,281
                        ----------     --------  -----------    ------------
BALANCE AT
  December 31, 1995     87,283,661      872,836   47,660,331     (44,506,545)

      Net income                                                     399,410
                        ----------     --------  -----------    ------------
BALANCE AT
    December 31, 1996   87,283,661     $872,836  $47,660,331    ($44,107,135)
                        ----------     --------  -----------    ------------
                        ----------     --------  -----------    ------------

                    See accompanying notes to financial statements

                        REGENCY EQUITIES CORP.

                       STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                                 1996      1995               1994
                                            ----------     -----------    -----------
         INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
    Net income (loss)                       $  399,410     $   292,281    $  (297,980)

    Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in) operating
     activities:
      Depreciation                              49,068          49,068         49,069

    Changes in operating assets and
     liabilities:
      Rent receivable                            2,841           4,453          8,984
      Interest receivable, net                                                 40,228
      Accounts payable and accrued
       expenses                               (184,039)        151,117          5,553
      Mortgage receivable                                      850,000
      Reserve for collectibility of
       mortgage receivable                                    (450,000)
      Refundable income taxes
      Deferred income taxes                   (269,342)       (123,152)       557,865
      Income taxes payable                         400          (4,400)         4,460
                                            ----------     -----------    -----------
         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                  (1,662)        769,367        368,179
                                            ----------     -----------    -----------
FINANCING ACTIVITIES:
    Dividends paid                                         (13,092,549)
                                                           -----------
         NET CASH USED IN FINANCING
          ACTIVITIES                                       (13,092,549)
                                            ----------     -----------    -----------

INCREASE (DECREASE) IN CASH                     (1,662)    (12,323,182)       368,179

CASH BEGINNING OF YEAR                       2,975,808      15,298,990     14,930,811
                                            ----------     -----------    -----------
CASH END OF YEAR                            $2,974,146     $ 2,975,808    $15,298,990
                                            ----------     -----------    -----------
                                            ----------     -----------    -----------


                    See accompanying notes to financial statements

                           NOTES TO FINANCIAL STATEMENTS

                               REGENCY EQUITIES CORP.


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Regency Equities Corp. (the "Company") is incorporated in the state of Delaware. The Company owns and leases to third parties a shopping
center in Grand Rapids, Michigan.   In 1995 the Company settled the
collection of a mortgage note (see Note C).

CASH: Cash at December 31, 1996 is deposited with two major U.S. banks. At December 31, 1996 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION: Rental property is depreciated over its estimated useful life of 25 years using the straight-line method. Tenant improvements are amortized over the life of the lease using the straight-line method.

RENTAL INCOME: The Company recognizes minimum rents from leases on a straight-line basis over the lease term. Overage rentals are recognized in the period earned.

INCOME TAXES: Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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



                                   (continued)
                                       F-6

                           NOTES TO FINANCIAL STATEMENTS

                               REGENCY EQUITIES CORP.


NOTE B - RENTAL PROPERTY AND DEPRECIATION

The Company leases a shopping center located in Grand Rapids, Michigan to two tenants under operating leases that expire on July 10, 1997 and August 31, 1999. The future minimum rentals, excluding amounts contingent upon tenant sales levels, from these leases are as follows:

    1997                       $225,000
    1998                        204,000
    1999                        136,000
                               --------
                               $565,000
                               --------
                               --------

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

During 1993, the borrower ceased making interest payments on the mortgage and the Company (a) ceased accruing interest and (b) commenced an action for collection against the borrower and the guarantor of the mortgage. The Company had provided a reserve of $187,937 against accrued interest and a reserve of $450,000 against the principal balance. The reserves, which were recorded in 1993, totalling $637,937 were determined based upon management's estimate of the net realizable value of the underlying property.



                                   (continued)
                                       F-7

                           NOTES TO FINANCIAL STATEMENTS

                               REGENCY EQUITIES CORP.


NOTE C - MORTGAGE RECEIVABLE (continued)

In November 1994, the United States District Court for the Southern District of New York awarded a summary judgement against the borrower in the amount of $1,341,093, which included unpaid principal and accrued interest through October 28, 1994. In July 1995, the Court awarded a summary judgement against the guarantor in the amount of $1,564,753. The Company vigorously pursued collection of the judgement and on October 3, 1995, entered into a settlement agreement whereby the Company received $900,000 in cash in full settlement of all amounts outstanding. The settlement resulted in a gain of $500,000 representing the recovery of amounts previously reserved.

NOTE D - INCOME TAXES (BENEFIT)

The provision (benefit) for income taxes consists of:

                               1996          1995            1994
                             ---------    ---------        --------
Federal:
    Current                  $   -        $(157,115)       $ 90,641
    Deferred                    47,814      213,173          (7,006)

State:
    Current                      2,920      (23,533)         20,728
    Deferred                    (1,286)      29,506            (158)

Increase (decrease)
 in valuation allowance
 of deferred tax assets       (315,870)    (183,463)        460,330
                             ---------    ---------        --------
   Total                     $(266,422)   $(121,432)       $564,535
                             ---------    ---------        --------
                             ---------    ---------        --------

The current benefit for 1995 results primarily from the deduction for income tax purposes of a bad debt provision provided for in 1993.


                                   (continued)

                           NOTES TO FINANCIAL STATEMENTS

                               REGENCY EQUITIES CORP.


NOTE D - INCOME TAXES (BENEFIT) (continued)

The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                            1996       1995      1994
                                           ------     ------    ------
  Federal tax at statutory rate              34.0%      34.0%     34.0%
  State income tax, net of
   federal income tax benefit                 3.2        2.3       5.1
  Increase (decrease) in valuation
   allowance of deferred tax assets        (237.5)    (110.9)    172.7
                                           ------     ------    ------
    Provision (benefit) for income taxes   (200.3%)    (74.6%)   211.8%
                                           ------     ------    ------
                                           ------     ------    ------

Deferred tax assets (liabilities) consist of:

                                         1996         1995
                                     ----------  ----------
  Depreciation                       $  (64,227) $  (66,002)
  Rental income                         (24,905)    (28,556)
                                     ----------  ----------
    Gross deferred tax liabilities      (89,132)    (94,558)
                                     ----------  ----------
  Rental property loss allowance         76,435      76,435
  Loss carryforwards                  5,792,827   6,752,704
                                     ----------  ----------
    Gross deferred tax assets         5,869,262   6,829,139

  Valuation allowance                (5,358,966) (6,582,759)
                                     ----------  ----------
    Net deferred tax assets             510,296     246,380
                                     ----------  ----------
    Deferred taxes                   $  421,164  $  151,822
                                     ----------  ----------
                                     ----------  ----------

                                   (continued)

                           NOTES TO FINANCIAL STATEMENTS

                               REGENCY EQUITIES CORP.


NOTE D - INCOME TAXES (BENEFIT) (concluded)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance required was based upon two years of operations and the sale of the rental property at the end of two year period. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance as of December 31, 1993, the year in which SFAS 109 was adopted, was $7,726,325. The net change in the total valuation allowance for the years ended December 31, 1996, 1995 and 1994 were ($1,223,793), ($630,603)
and ($512,963), respectively. The decrease in 1996 results from the expiration of loss carryforwards and the anticipated increase in future taxable income.
The decrease in 1995 results primarily from the expiration of loss carryforwards. The decrease in 1994 was due to the expiration of loss carryforwards and the anticipated reduction in estimated future taxable income resulting from the Company's payment in February 1995 of a $13,092,549 cash dividend.

The Company had operating loss carryforwards at December 31, 1996 for federal tax purposes as follows:

    EXPIRES IN:
    1999           $ 6,490,000
    2000             8,700,000
    2007               620,000
    2010               460,000
                   -----------
                   $16,270,000
                   -----------
                   -----------

The Company also had significant Michigan state operating loss carryforwards at December 31, 1996.

The Company made income tax payments of $2,520, $6,120, and $2,210 during 1996, 1995 and 1994, respectively.

                                   (continued)

                           NOTES TO FINANCIAL STATEMENTS

                               REGENCY EQUITIES CORP.


NOTE E - INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1994, 1995 or 1996. No options were outstanding at December 31, 1996; however, options were available to be granted for 5,450,000 shares.

NOTE F - RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $21,471 in 1996, $27,946 in 1995 and $56,238 in 1994.

NOTE G - LITIGATION SETTLEMENT

In an action commenced by Marvin L. Olshan, a former president and director of the Company, Mr. Olshan sought $468,000 plus interest from December 31, 1989 for additional compensation over and above his salary, for services allegedly rendered during 1988 and 1989. On December 8, 1994 the Company paid Mr. Olshan $10,000 in full settlement of the matter.

NOTE H - DIVIDENDS PAID

On January 16, 1995, the Board of Directors declared a $13,092,549 ($.15 per share) dividend which was paid February 7, 1995 to shareholders of record as of January 30, 1995. The dividend represented approximately 77.5% and 77.8% of total assets and shareholders' equity at December 31, 1994, respectively. Included in interest income for the year ended December 31, 1994 is $442,698 earned on the $13,092,549 cash.

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

                  REPORT OF INDEPENDENT AUDITORS ON
                    FINANCIAL STATEMENT SCHEDULES






Board of Directors
Regency Equities Corp.


The audits referred to in our report dated March 9, 1997 relating to the financial statements of Regency Equities Corp., which is contained in Item 8 of this Form 10K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                                   BDO SEIDMAN, LLP

Los Angeles, California
March 9, 1997

                             REGENCY EQUITIES CORP.

                VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

                                                       Additions     Additions
                                        Balance at   (deductions)   (deductions)   Balance
                                        beginning      charged to     from          at end
                                         of year      operations      reserve       of year
                                        ----------   ------------   ------------  ----------
Allowance for credit losses:
   Year ended December 31, 1995         $  637,937   $                $(637,937)  $        0
                                        ----------   ------------   ------------  ----------
   Year ended December 31, 1996         $        0   $                $           $        0
                                        ----------   ------------   ------------  ----------
Deferred tax valuation
 allowance deducted from deferred
  tax assets:
   Year ended December 31, 1995         $7,213,362   $(  183,463)     $(447,140)  $6,582,759
                                        ----------   ------------   ------------  ----------
   Year ended December 31, 1996         $6,582,759   $(  315,870)     $(907,923)  $5,358,966
                                        ----------   ------------   ------------  ----------

                        REGENCY EQUITIES CORP.
       REAL ESTATE AND ACCUMULATED DEPRECIATION  -  SCHEDULE III


                                           Costs
                                         capitalized         Gross amount
                                        subsequent to      at which carried
                        Initial Cost    acquisition      at close of period
                    ------------------  -----------   ----------------------------
                                                                                               (4)         Life (years)
                                                                                         Accum-             on which
           (1)                Bldg. &                             Bldg. &                lated              deprecia-
     Descrip-                 Improve-    Improve-               Improve-       (5)     Deprecia-   Date     tion is
      tion            Land     ments       ments      Land        ments      Total        tion    acquired   computed
---------------     -------   --------   ---------  --------    ---------   ----------  --------- -------- -------------
December 31,
 1996               $266,076  $794,337   $411,028   $266,076    $1,205,365  $1,471,441  $294,408  Oct 1976    25



    (1) The property is a shopping arcade in Grand Rapids, Michigan.

    (2) The property was not subject to encumbrance at December 31, 1996, 1995, or 1994

    (3) An allowance for possible losses of $215,000 has been provided at December 31, 1996 1995, and 1994 to adjust the carrying value of the property to estimated net realizable value.

    (4) Reconciliation of accumulated depreciation:

                                              1996      1995      1994
                                            --------  --------  --------
          Balance at beginning of period    $245,340  $196,272  $147,204
          Additions during period             49,068    49,068    49,068
                                            --------  --------  --------
            Balance at close of period      $294,408  $245,340  $196,272
                                            --------  --------  --------
                                            --------  --------  --------

    (5) The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1994, 1995 and 1996 was $1,471,441.

                        REGENCY EQUITIES CORP.

     MORTGAGE LOAN ON REAL ESTATE AND INTEREST EARNED ON MORTGAGE

                             SCHEDULE - IV

                   Part 1                                                     Part 2
    Mortgage loan on Real Estate at close of period              Interest earned on mortgage
    -----------------------------------------------              ----------------------------
                                             Amount of
                                       (2)   principal    Amount of                (3)    Interest
                               Carrying      unpaid at    mortgage        Interest due   income earned
             (1)     Prior     amount of     close of     being          and accrued at   applicable
    Description      liens      mortgage      period     foreclosed      end of period     to period
    -----------    --------  -----------     ---------   -----------     --------------  ---------------
    December 31,
     1996          $     0     $     0         $     0      None            $     0         $     0

    (1) The loan was a second mortgage on a commercial building in New
    York state.


                                                        1996      1995      1994
                                                      --------  --------  --------
    (2) Reconciliation of carrying amount
         of mortgage:
          Balance at beginning of period              $      0  $400,000  $400,000
          Deduction during period:
            Recovery (Reserve) for uncollectibility              450,000
            Payment received                                    (850,000)
                                                      --------  --------  --------
              Balance at close of period              $      0  $      0  $400,000
                                                      --------  --------  --------
                                                      --------  --------  --------

    (3) Reconciliation of interest due and accrued:
          Balance at beginning of period              $      0  $      0  $      0
          Additions during period:
            Interest earned
                                                      --------  --------  --------
                                                             0         0         0
                                                      --------  --------  --------
          Deductions during period:
            Collections of interest                              (50,000)
            Recovery (reserve) for uncollectibility               50,000
                                                      --------  --------  --------

                                                             0         0         0
                                                      --------  --------  --------
              Balance at close of period              $      0  $      0  $      0
                                                      --------  --------  --------
                                                      --------  --------  --------

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

10.3     Lease Agreement dated February 17, 1978 as amended by First
         Amendment of Lease dated September 1, 1984 and by Second
         Amendment of Lease dated as of June 1, 1990, incorporated herein by this reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1990.

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



Exhibit
Number                                 Description                               Page
-------                                -----------                               ----

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

10.11 Stock Purchase Agreement dated as of June 11, 1996, among the Company, Evergreen Acceptance Corporation and the selling shareholders named in the Stock Purchase
              Agreement, incorporated herein by this reference to Exhibits 1 and 2 to Amendment No. 13 dated May 13, 1996 to a Schedule 13D filed by First Lincoln Holdings, Inc.
              and Evergreen Acceptance Corporation and Amendment No. 14 dated June 12, 1996 to said Schedule 13D filed by First
              Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

27.1 Financial Data Schedule (included only in the electronic filing)
