Form 10-Q
period 1997-03-31
REGENCY EQUITIES CORP
filed 1997-05-15
CIK 46656

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ------------------

                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 31, 1997
                                 -------------------------------------

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ------------------

                         Commission file number       O-10695
                                                -------------------

                            REGENCY EQUITIES CORP.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                    23-2298894
-------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. employer
 of incorporation or organization)                identification no.)

  11845 W. OLYMPIC BOULEVARD, SUITE 900 LOS ANGELES, CA 90064-5023
-------------------------------------------------------------------------------

(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code   (310) 827-9604
                                                   ----------------------------

-------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 2, 1997 is 87,283,661.

                             REGENCY EQUITIES CORP.

                                     INDEX


                                                                           Page
                                                                           ----


Part I   Financial information


Item 1.  Financial statements


         Balance sheets as of March 31, 1997
          (Unaudited) and December 31, 1996 . . . . . . . . . . . . . . .   1

         Statements of operations for the three
          months ended March 31, 1997 and 1996
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .   2

         Statement of changes in shareholders' equity
          for the three months ended March 31, 1997
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Statements of cash flows for the three months
          ended March 31, 1997 and 1996 (Unaudited) . . . . . . . . . . .   4

         Notes to financial statements (Unaudited). . . . . . . . . . . .   5


Item 2.  Management's discussion and analysis
          of financial condition and results
          of operations . . . . . . . . . . . . . . . . . . . . . . . . .   6


Part II  Other information

Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . .   7

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            REGENCY EQUITIES CORP.

                                BALANCE SHEETS

                                            March 31,
                                               1997            December 31,
                                           (Unaudited)            1996
                                           -----------         ------------
ASSETS
    Cash                                   $ 3,029,694         $ 2,974,146
    Rent receivable                             77,946              98,148
    Rental property owned, net of write
     down for possible loss of $215,000
     and accumulated depreciation of
     $306,675 in 1997 and $294,408 in
     1996                                      949,766             962,033
    Deferred income taxes                      421,164             421,164
                                           -----------         ------------
                                           $ 4,478,570         $ 4,455,491
                                           -----------         ------------
                                           -----------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued
     expenses                              $    35,865         $    27,739
    Income taxes payable                         1,510               1,720
                                           -----------         ------------
                                                37,375              29,459
                                           -----------         ------------


CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
     per share, authorized 5,000,000
     shares; none issued
    Common stock, par value $.01
     per share, authorized
     125,000,000 shares; issued and
     outstanding 87,283,661 shares             872,836             872,836
    Additional paid-in capital              47,660,331          47,660,331
    Accumulated deficit                   ( 44,091,972)       ( 44,107,135)
                                           -----------         ------------
                                             4,441,195           4,426,032
                                           -----------         ------------
                                           $ 4,478,570         $ 4,455,491
                                           -----------         ------------
                                           -----------         ------------

                See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                           ----------------------------------
                                               1 9 9 7             1 9 9 6
                                           --------------      --------------
REVENUES:
    Interest income                        $    34,932         $    33,290
    Rental income                               69,483              67,512
                                           -----------         -----------
       TOTAL REVENUES                          104,415             100,802
                                           -----------         -----------
EXPENSES:
    Administrative expense                      26,610              25,642
    Professional fees                           31,657              44,395
    Rental expense                              29,775              27,028
                                           -----------         -----------
       TOTAL EXPENSES                           88,042              97,065
                                           -----------         -----------
       INCOME (LOSS) BEFORE INCOME TAXES        16,373               3,737


PROVISION FOR INCOME TAXES                       1,210               2,131
                                           -----------         -----------
       NET INCOME (LOSS)                   $    15,163         $     1,606
                                           -----------         -----------
                                           -----------         -----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                87,283,661          87,283,661
                                           -----------         -----------
                                           -----------         -----------
INCOME (LOSS) PER SHARE                    $      .000         $      .000
                                           -----------         -----------
                                           -----------         -----------


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  (UNAUDITED)



                                    Common Stock
                            -------------------------      Additional
                            Number of                       Paid-In       Accumulated
                             Shares          Amount         Capital         Deficit
                            ----------     ----------     -----------    -------------
Balance at
  December 31, 1996         87,283,661     $  872,836     $47,660,331    ($44,107,135)

  Net income for the
   three months ended
   March 31, 1997                                                              15,163
                            ----------     ----------     -----------    -------------

Balance at
  March 31, 1997            87,283,661     $  872,836     $47,660,331    ($44,091,972)
                            ----------     ----------     -----------    -------------
                            ----------     ----------     -----------    -------------







                See accompanying notes to financial statements

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                               ----------------------------
                                                 1 9 9 7          1 9 9 6
                                               -----------      -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
    Net income (loss)                          $    15,163      $     1,606

    Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
      Depreciation                                  12,267           12,267

    Changes in operating assets and
     liabilities:
      Rent receivable                               20,202            8,734
      Accounts payable and accrued expenses          8,126          (16,866)
      Deferred income taxes                                              71
      Income taxes payable                            (210)             340
                                               -----------      -----------


NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               55,548            6,152

CASH BEGINNING OF PERIOD                         2,974,146        2,975,808
                                               -----------      -----------

CASH END OF PERIOD                             $ 3,029,694      $ 2,981,960
                                               -----------      -----------
                                               -----------      -----------


               See accompanying notes to financial statements

                             Regency Equities Corp.
                         Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)



1.  Significant accounting policies


    Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1996 together with certain procedural disclosures.

2.  Basis of reporting


    The balance sheet as of March 31, 1997, the statements of operations for the three month periods ended March 31, 1997 and 1996, the statement of changes in shareholders' equity for the three months ended March 31, 1997, and the statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1997 and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.  Rental property

    Real estate owned consists of a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. The leases expire on July 10, 1997 and August 31, 1999. Witmark, Inc., the primary tenant at the shopping center, holds the lease which expires in 1999. In April 1997, the Company learned that Witmark, Inc. has initiated liquidation proceedings for part or all of its business, and that it may be interested in negotiating an early termination of the lease. The Company intends to enforce the lease for its full term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Results of operations

During the first quarter of 1997, the Company recorded net income of $15,163, before income taxes, compared to net income of $3,737 before income taxes for the same period in 1996. The increase in net income resulted primarily to a decrease in professional fees of $12,738.

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

                                               REGENCY EQUITIES CORP.
                                       ---------------------------------------
                                                     (Registrant)


DATE: May 14, 1997                     By /s/  ALLAN L. CHAPMAN
                                          ------------------------------------
                                       Allan L.  Chapman
                                       Chairman of the Board, Chief
                                       Executive Officer and President
                                       (Principal Executive Officer)


DATE: May 14, 1997                     By /s/  MORRIS ENGEL
                                          ------------------------------------
                                       Morris Engel
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                             REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                               INDEX TO EXHIBITS




Exhibit
 Number

  27.1   Financial Data Schedule (included only in the electronic filing)