Form 10-Q
period 1997-06-30
REGENCY EQUITIES CORP
filed 1997-08-13
CIK 46656

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                              -------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                        Commission file number 0-10695
                                               -------

                              REGENCY EQUITIES CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              23-2298894
------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. employer
 of incorporation or organization)                 identification no.)

        11845 WEST OLYMPIC  BOULEVARD, SUITE 900 LOS ANGELES, CA 90064
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code 310-827-9604
                                                   ------------

------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X       No
                                                    --------      --------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 10, 1997 is 87,283,661.

                            REGENCY EQUITIES CORP.

                                    INDEX

                                                                           PAGE
                                                                           ----
Part I   Financial information

Item 1.  Financial statements

         Balance sheets as of June 30, 1997
          (Unaudited) and December 31, 1996. . . . . . . . . . . . . . . . .  1

         Statements of operations for the three
          months and six months ended June 30, 1997
          and 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .  2

         Statement of changes in shareholders' equity
          for the six months ended June 30, 1997
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Statements of cash flows for the six months
          ended June 30, 1997 and 1996 (Unaudited) . . . . . . . . . . . . .  4

         Notes to financial statements (Unaudited) . . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis
          of financial condition and results
          of operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 3.  Quantitative and Qualitative
          Disclosures about Market Risk. . . . . . . . . . . . . . . . . . .  6

Part II  Other information

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            REGENCY EQUITIES CORP.

                                BALANCE SHEETS

                                                 JUNE, 30
                                                  1 9 9 7       DECEMBER 31,
                                                (Unaudited)        1 9 9 6
                                                -----------     ------------
ASSETS
  Cash                                          $ 3,051,840     $ 2,974,146
  Rent receivable                                    97,220          98,148
  Rental property owned, net of write
   down for possible loss of $215,000
   and accumulated depreciation of
   $318,942 in 1997 and $294,408 in
   1996                                             937,499         962,033
  Deferred income taxes, net                        421,164         421,164
                                                -----------     ------------
                                                $ 4,507,723     $ 4,455,491
                                                -----------     ------------
                                                -----------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses         $    25,214     $    27,739
  Income taxes payable                                  710           1,720
                                                -----------     ------------
                                                     25,924          29,459
                                                -----------     ------------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per
   share, authorized 5,000,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 125,000,000 shares;
   issued and outstanding 87,283,661
   shares                                           872,836         872,836
  Additional paid-in capital                     47,660,331      47,660,331
  Accumulated deficit                          ( 44,051,368)   ( 44,107,135)
                                                -----------     ------------
                                                  4,481,799       4,426,032
                                                -----------     ------------
                                                $ 4,507,723     $ 4,455,491
                                                -----------     ------------
                                                -----------     ------------

                  See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          --------------------------   --------------------------
                                            1 9 9 7        1 9 9 6       1 9 9 7        1 9 9 6
                                          -----------    -----------   -----------    -----------
REVENUES
  Interest income                         $    36,601    $    29,379   $    71,533    $    62,669
  Rental income                                64,402         67,194       133,885        134,706
                                          -----------    -----------   -----------    -----------
      Total revenues                          101,003         96,573       205,418        197,375
                                          -----------    -----------   -----------    -----------

EXPENSES
  Administrative expense                       29,167         25,177        55,777         50,819
  Professional fees                             7,146    (     3,046)       38,803         41,349
  Rental expense                               24,086         26,837        53,861         53,863
                                          -----------    -----------   -----------    -----------
      Total expenses                           60,399         48,968       148,441        146,031
                                          -----------    -----------   -----------    -----------
      Income (loss) before income taxes        40,604         47,605        56,977         51,344

PROVISION (BENEFIT) FOR INCOME TAXES                          15,455         1,210         17,586
                                          -----------    -----------   -----------    -----------
      Net income (loss)                   $    40,604    $    32,150   $    55,767    $    33,758
                                          -----------    -----------   -----------    -----------
                                          -----------    -----------   -----------    -----------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        87,283,661     87,283,661    87,283,661     87,283,661
                                          -----------    -----------   -----------    -----------
                                          -----------    -----------   -----------    -----------

INCOME (LOSS) PER SHARE                   $      .000    $      .000   $      .001    ($     .000)
                                          -----------    -----------   -----------    -----------
                                          -----------    -----------   -----------    -----------

               See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  (Unaudited)

                            COMMON STOCK
                       ---------------------    ADDITIONAL
                        NUMBER OF                 PAID-IN      ACCUMULATED
                         SHARES       AMOUNT      CAPITAL        DEFICIT
                       ----------   --------   -----------   -------------

BALANCE AT
 December 31, 1996     87,283,661   $872,836   $47,660,331   ($44,107,135)

Net income for the
 six months ended
 June 30, 1997                                                     55,767
                       ----------   --------   -----------   -------------
BALANCE AT
 June 30, 1997         87,283,661   $872,836   $47,660,331   ($44,051,368)
                       ----------   --------   -----------   -------------
                       ----------   --------   -----------   -------------
                 See accompanying notes to financial statements

                           REGENCY EQUITIES CORP.

                          STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                           ------------------------------------
                                               1 9 9 7                1 9 9 6
                                           -------------          -------------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net income                                 $    55,767            $    33,758

   Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
     Depreciation                                 24,534                 24,534

   Change in operating assets and
    liabilities:
     Rent receivable                                 928                    631
     Deferred income taxes                                               15,526
     Accounts payable and accrued expenses    (    3,325)             ( 184,029)
     Income taxes payable                     (      210)             (     460)
                                           -------------          -------------
NET CASH PROVIDED BY
 (USED IN)OPERATING ACTIVITIES                    77,694               (110,040)

CASH - BEGINNING OF PERIOD                     2,974,146              2,975,808
                                           -------------          -------------
CASH - END OF PERIOD                         $ 3,051,840            $ 2,865,768
                                           -------------          -------------
                                           -------------          -------------

                 See accompanying notes to financial statements

                            Regency Equities Corp.
                        Notes to Financial Statements
                                June 30, 1997
                                 (Unaudited)

1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1996, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of June 30, 1997, the statements of operations for the three month periods ended June 30, 1997 and 1996 and the six month periods ended June 30, 1997 and 1996, the statement of changes in shareholders' equity for the six months ended June 30, 1997 and the statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of its operations and cash flows for the three month and six month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.   Rental property

     Real estate owned consists of a shopping center in Grand Rapids, Michigan. Two tenants lease space in the shopping center. The leases expire on July 10, 1997 and August 31, 1999. Witmark, Inc., the primary tenant at the shopping center, holds the lease which expires in 1999.
     In April 1997, the Company was advised that Witmark, Inc. had initiated liquidating proceedings for all of its business and would be interested in negotiating an early termination of the lease. The Company was subsequently advised that Witmark, Inc. would hold a "going out of business sale" in June 1997. On June 9, 1997 the Company filed an action against Witmark, Inc. to enforce the lease for its full term. Included in the balance sheet at June 30, 1997 is $94,786 of rent receivable due from Witmark. At this time Management has not been able to determine the ultimate outcome of the action filed against Witmark. However, in the opinion of Management, the outcome will not have a material impact on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 1997, the Company recorded a net income of $40,604 before income taxes compared to net income of $47,607 for the same period of 1996. The decrease resulted principally from an increase in professional fees of $10,192.

During the six months ended June 30, 1997, the Company recorded net income of $56,977 before income taxes compared to a net income of $51,344 for the same period of 1996. The increase in net income resulted principally from (i) an increase in interest income of $8,864; and (ii) a decrease in professional fees of $2,546. This increase in income was offset in part by an increase in administrative expenses of $4,958.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable.

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

                                      REGENCY EQUITIES CORP.
                              -----------------------------------
                                            (Registrant)


DATE: August 13, 1997         By  /s/  ALLAN L. CHAPMAN
                              -----------------------------------
                                  Allan L.  Chapman
                                  Chairman of the Board, Chief
                                  Executive Officer and President
                                  (Principal Executive Officer)


DATE: August 13, 1997         By  /s/  MORRIS ENGEL
                              -----------------------------------
                                  Morris Engel
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                            REGENCY EQUITIES CORP.

                        QUARTERLY REPORT ON FORM 10-Q

                              INDEX TO EXHIBITS


Exhibit
 Number                            Description
-------                            -----------

27.1 Financial Data Schedule (included only in the electronic filing).