Form 10-Q
period 1997-09-30
REGENCY EQUITIES CORP
filed 1997-11-12
CIK 46656

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                --------------------

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------

                         Commission file number 0-10695
                                                --------

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

 11845 WEST OLYMPIC BOULEVARD, SUITE 900 LOS ANGELES, CA 90064
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code 310-827-9604
                                                   ----------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes    X        No
                                               -------        -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of November 7, 1997 is 87,283,661.

                                REGENCY EQUITIES CORP.

                                        INDEX

                                                                           Page
                                                                           ----
Part I   Financial information

Item 1.  Financial statements

         Balance sheets as of September 30, 1997
           (unaudited) and December 31, 1996 . . . . . . . . . . . . . . .    1

         Statements of operations for the three
           months and nine months ended September 30, 1997
           and 1996 (unaudited). . . . . . . . . . . . . . . . . . . . . .    2

         Statement of changes in shareholders' equity
          for the nine months ended September 30, 1997
          (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .    3

         Statements of cash flows for the nine months
          ended September 30, 1997 and 1996 (unaudited). . . . . . . . . .    4

         Notes to financial statements (unaudited) . . . . . . . . . . . .    5

Item 2.  Management's discussion and analysis
     of financial condition and results
     of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Part II  Other information

Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . .    7

Signature page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Index to exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                REGENCY EQUITIES CORP.

                                    BALANCE SHEETS

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1 9 9 7        1 9 9 6
                                                (unaudited)
                                               -------------   ------------
ASSETS
     Cash and cash equivalents                   $ 3,142,835    $ 2,974,146
     Rent receivable                                   2,280         98,148
     Rental property owned, net of write
      down for possible loss of $215,000 and
      accumulated depreciation of $331,209
      in 1997 and $294,408 in 1996                   925,232        962,033
     Deferred income taxes                           421,164        421,164
                                               -------------   ------------
                                                 $ 4,491,511    $ 4,455,491
                                               -------------   ------------
                                               -------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses       $    22,172    $    27,739
     Income taxes payable                              1,510          1,720
                                               -------------   ------------
                                                      23,682         29,459
                                               -------------   ------------

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01 per
      share, authorized 5,000,000 shares;
      none issued
     Common stock, par value $.01 per
      share, authorized 125,000,000 shares;
      issued and outstanding 87,283,661
      shares                                         872,836        872,836
     Additional paid-in capital                   47,660,331     47,660,331
     Accumulated (deficit)                      ( 44,065,338)  ( 44,107,135)
                                               -------------   ------------
                                                   4,467,829      4,426,032
                                               -------------   ------------
                                                 $ 4,491,511    $ 4,455,491
                                               -------------   ------------
                                               -------------   ------------

                 See accompanying notes to financial statements

                            REGENCY EQUITIES CORP.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                 --------------------------    --------------------------
                                                   1 9 9 7        1 9 9 6        1 9 9 7        1 9 9 6
                                                 -----------    -----------    -----------    -----------
     REVENUES
       Interest income                           $    37,635    $    28,585    $   109,168    $    91,254
       Rental income                                  40,785         70,124        174,670        204,830
                                                 -----------    -----------    -----------    -----------
         Total revenues                               78,420         98,709        283,838        296,084
                                                 -----------    -----------    -----------    -----------
     EXPENSES
       Administrative expense                         27,108         24,184         82,885         75,003
       Professional fees                              31,990          8,158         70,793         49,507
       Rental expense                                 33,292         29,803         87,153         83,668
                                                 -----------    -----------    -----------    -----------
         Total expenses                               92,390         62,145        240,831        208,178
                                                 -----------    -----------    -----------    -----------
         Income (loss) before income taxes           (13,970)        36,564         43,007         87,906

     PROVISION FOR INCOME TAXES                                      15,088          1,210         32,674
                                                 -----------    -----------    -----------    -----------
         Net income (loss)                      ($    13,970)   $    21,476    $    41,797    $    55,232
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
     WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                          87,283,661    87,283,661      87,283,661     87,283,661
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
     INCOME (LOSS) PER SHARE                           $.000          $.000          $.000          $.001
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.
                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     (Unaudited)

                             COMMON STOCK
                        ------------------------
                         NUMBER OF                   ADDITIONAL
                        ACCUMULATED                   PAID-IN
                           SHARES        AMOUNT       CAPITAL       DEFICIT
                        -----------     --------    -----------   ------------
BALANCE AT
 December 31, 1996       87,283,661     $872,836    $47,660,331   ($44,107,135)

Net income for the
 nine months ended
 September 30, 1997                                                     41,797
                        -----------     --------    -----------   ------------
BALANCE AT
 September 30, 1997      87,283,661     $872,836    $47,660,331   ($44,065,338)
                        -----------     --------    -----------   ------------
                        -----------     --------    -----------   ------------


                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                               STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                     NINE MONTHS ENDED
                                                         SEPTEMBER
                                                 --------------------------
                                                    1 9 9 7       1 9 9 6
                                                    -------       -------
     CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:
       Net income (loss)                         $    41,797    $    55,232

       Adjustments to reconcile net
       income (loss) to net cash provided
       by (used in) operating activities:
         Depreciation                                 36,801         36,801
       Change in operating assets and
        liabilities:
         Rent receivable                              95,868          7,175
        Deferred income taxes                                        29,754
         Accounts payable and accrued
          expenses                              (      5,567)  (    193,549)
         Income taxes payable                   (        210)  (        400)
                                                ------------   ------------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES:                          168,689   (     64,187)
     CASH - BEGINNING OF PERIOD                    2,974,146      2,975,808
                                                ------------   ------------
     CASH - END OF PERIOD                        $ 3,142,835    $ 2,911,621
                                                ------------   ------------
                                                ------------   ------------


                    See accompanying notes to financial statements

                                Regency Equities Corp.
                            Notes to Financial Statements
                                  September 30, 1997
                                     (Unaudited)

1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1996, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of September 30, 1997, the statements of operations for the three month periods ended September 30, 1997 and 1996 and the nine month periods ended September 30, 1997 and 1996, the statement of changes in shareholders' equity for the nine months ended September 30, 1997 and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of its operations and cash flow for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.   Rental property

     Real estate owned consists of a shopping center in Grand Rapids, Michigan. The lease for the tenant occupying approximately 12.5% of the building expired on July 10, 1997 and the tenant continues to occupy the premises on a month-to-month basis. Witmark, Inc. ocuupied the remaining lease space of approximately 87.5% of the building under a lease which was to expire on August 31, 1999. In April 1997, the Company was advised that Witmark, Inc. had initiated liquidating procedings for all of its business. The Company was subsquently advised that Witmark, Inc. would hold a "going out of business sale" in June 1997. On June 9, 1997 the Company filed an action against

                            Notes to Financial Statements
                                  September 30, 1997
                                     (Unaudited)


3.   Rental property (continued)

     Witmark, Inc. to enforce the lease for its full term. On September 8, 1997 the Company settled its lawsuit with Witmark, Inc. for a cash payment of $120,000 in consideration of return of the premises to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

During the third quarter of 1997, the Company recorded a net loss of $13,970 before income taxes compared to net income of $36,564 for the same period of 1996. The decrease in net income resulted principally from (i) a decrease in rent income of $29,339 primarily attributable to the termination of the Witmark, Inc. lease; and (ii) an increase in professional fees of $23,832 primarily attributable to litigation costs with Witmark, Inc.

During the nine months ended September 30, 1997, the Company recorded net income of $43,007 before income taxes compared to net income of $87,906 for the same period of 1996. The decrease in net income resulted principally from (i) a decrease in rent income of $30,160 primarily attributable to the termination of the Witmark, Inc. lease; and (ii) an increase in professional fees of $21,286 primarily attributable to litigation costs with Witmark, Inc.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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


                                 REGENCY EQUITIES CORP.
                            ------------------------------------
                                          (Registrant)

DATE:  NOVEMBER 11, 1997      By   /s/  ALLAN L. CHAPMAN
------------------------         -------------------------------
                                 Allan L. Chapman
                                 Chairman of the Board, Chief
                                 Executive Officer and President
                                 (Principal Executive Officer)


DATE:  November 11, 1997      By   /s/  MORRIS ENGEL
------------------------         -------------------------------
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