Form 10-K405
period 1997-12-31
REGENCY EQUITIES CORP
filed 1998-03-31
CIK 46656

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997
                                         or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the registrant as of February 20, 1998, based upon the average of the bid and asked prices on that date, was approximately $424,821. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

     Number of shares of Common Stock, par value $.01, outstanding as of March 24, 1998: 87,283,661.

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

The Company owns a shopping center in Grand Rapids, Michigan. Approximately 12% of the shopping center's space is leased to a tenant. The balance of the shopping center's space has been vacant since July 1997. Net operating income on this property was approximately $69,918 in 1997. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 1997 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

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

REGENCY EQUITIES CORP. V. WITMARK, INC., NO. 97-06049-CK (COUNTY OF KENT,
MICH.).

During 1997, the Company was advised that Witmark, Inc., which occupied approximately 88% of the Grand Rapids shopping center, had commenced liquidation proceedings. The Company filed an action against Witmark, Inc. for amounts due under its lease. On September 8, 1997, the Company settled this lawsuit for a cash payment from Witmark, Inc. of $120,000 and the return of the premises to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders during the quarter ended December 31, 1997.

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

                          1997                HIGH           LOW
                      -----------            ------         ------
                      1st quarter            $0.015         $0.010
                      2nd quarter             0.015          0.015
                      3rd quarter             0.015          0.010
                      4th quarter             0.015          0.013

                         1996                 HIGH           LOW
                      -----------            ------         ------

                      1st quarter            $0.020         $0.011
                      2nd quarter             0.020          0.010
                      3rd quarter             0.020          0.015
                      4th quarter             0.015          0.010

(b)  HOLDERS.

The number of record holders of the Company's common stock on February 20, 1998 was 1,598.

(c)  DIVIDENDS.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company did not pay any other dividends during 1995, 1996 or 1997.

ITEM 6.   SELECTED FINANCIAL DATA.(a)

                       (In thousands except per share data)

                                              Year ended December 31,
                               -------------------------------------------------------
                                 1997        1996        1995        1994        1993
                               -------     -------     -------     -------     -------
Total revenues                 $   334     $   398     $   926     $   773     $   797
Income (loss) before
  income taxes                      28         133         171         267        (260)
Net income (loss)                 (395)        399         292        (298)        277
Income (loss) per share          (.005)       .005        .003       (.003)       .003
Dividends per share                  0           0         .15           0           0
Total assets                     4,055       4,455       4,240      16,893      17,181
Liabilities                         24          29         213          66          56
Shareholders' equity             4,031       4,426       4,027      16,827      17,125
Book value per share               .05         .05         .05         .19         .20
Weighted average shares
   outstanding                  87,284      87,284      87,284      87,284      87,284

______________________________

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

(a)  RESULTS OF OPERATIONS.

     (i)  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED
DECEMBER 31, 1996.

The Company recorded income before income taxes (benefit) of $27,907 in 1997 compared to $132,988 in 1996. The decrease resulted principally from (i) a decrease in rental income of $86,023 attributable to the termination of the lease with Witmark, Inc. and (ii) an increase of legal fees of $39,616 attributable to the litigation with Witmark, Inc. See "Item 3. Legal Proceedings." The decline in operating results was partially offset by an increase in interest income of $22,246.

The Company recorded a net loss of $395,177 in 1997 compared to net income of $399,410 in 1996. The decrease in net income resulted principally from (i) the decreases that are described in the immediately preceding paragraph and
(ii) an increase of $447,844 in the valuation allowance against deferred tax assets. A valuation allowance is provided to reduce the deferred tax assets to a value which, more likely than not, will be realized. The valuation allowance against deferred tax assets is determined by management based on its estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance was based upon an assumption of two years of future operations and the sale of the rental property at the end of the two-year period. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was ($446,233) and ($1,223,793), respectively. The decease in 1997 resulted primarily from a decrease in the expected income from operations and the sale of the rental property over the next two years. The decrease in 1996 resulted primarily from the expiration of loss carry-forwards offset by the increase in the amount of deferred tax assets to be realized in the future as determined by management.

     (ii) YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31,
1995.

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

The Company recorded net income of $399,410 in 1996 compared to $292,281 in 1995. The increase in net income resulted principally from (i) the decreases that are described in the immediately preceding paragraph and (ii) a decrease of $315,870 in the valuation allowance against deferred tax assets. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance was based upon an assumption of two years of future operations and the sale of the rental property at the end of the two-year period. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was ($1,223,793) and ($630,603), respectively. The decrease in 1996 resulted primarily from the expiration of loss carryforwards offset by the increase in the amount of deferred tax assets to be realized in the future as determined by management. The decrease in 1995 resulted primarily from the expiration of loss carryforwards.

(b)  LIQUIDITY, CAPITAL RESOURCES AND FUTURE OPERATIONS.

As of December 31, 1997, the Company had cash in the amount of $3,137,924 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

The direction of the Company is uncertain, although the Company's Board of Directors is in the process of addressing this issue. See "Item 1. Business." As a result, the reported financial information contained in this Annual Report on Form 10-K is not necessarily indicative of future operating results or of future financial condition.

(c)  NEW ACCOUNTING STANDARDS.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company does not have any stock options, warrants or other convertible securities outstanding, basic and diluted EPS are the same, and only basic EPS is presented.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise report, by major components, and as a single total, the change in its net assets during the period from nonowner sources. Adoption of this statement will not impact the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

            NAME               AGE      POSITION WITH THE COMPANY
           -----               ---      -------------------------
William J. Adams                68      Director and Secretary

Allan L. Chapman                60      Chairman of the Board of Directors,
                                        Chief Executive Officer and President

Morris Engel                    71      Chief Financial Officer and Treasurer

Ira L. Gottshall                40      Director

Peter M. Graham                 43      Director

Ronald LaBow                    63      Director

Martin Oliner                   50      Director

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

Ira L. Gottshall has served as a director of the Company since August 1992. Mr. Gottshall is a consultant in the life insurance industry and is a director of National Affiliated Corp., an insurance holding company. Mr. Gottshall served as President of National Affiliated Corp. from January 1997 until January 1998. Prior to 1997, Mr. Gottshall served as an executive officer of several other insurance companies, including as President and Chief Executive Officer of First Delaware Life Insurance Company from July 1991 until January 1994 and as a Vice President of Evergreen Acceptance Corporation from September 1992 until January 1994.

Peter M. Graham has served as a director of the Company since March 1991. Mr. Graham has served as Chairman of the Executive Committee of Ladenburg, Thalmann & Co. Inc., an investment banking firm, since 1990, as its Director of Corporate Finance since 1989, as its President since 1995 and as a director of the firm since 1982. He also serves as a director of SPI Suspension & Parts Industries, Ltd. and Seventh Generation, Inc.

Ronald LaBow has served as a director of the Company since May 1985. Mr. LaBow has served as Chairman of the Board of Directors of WHX Corp., a steel manufacturing company, since January 1991.

Martin Oliner has served as a director of the Company since November 1993 and has been engaged in the private practice of law since 1972. Mr. Oliner serves as Chairman of the Board of Directors, President and Chief Executive Officer of First Lincoln Holdings, Inc., which has been principally engaged in the ownership of two insurance subsidiaries, First Delaware Life Insurance Company and Lincoln Liberty Life Insurance Company.

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

ITEM 11.  EXECUTIVE COMPENSATION.

(a)  SUMMARY COMPENSATION TABLE.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

                         SUMMARY COMPENSATION TABLE


                                                                      LONG-TERM COMPENSATION
                                                               -----------------------------------
                                   ANNUAL COMPENSATION                 AWARDS             PAYOUTS
                           ----------------------------------  -----------------------   ---------
                                                                           SECURITIES
                                                   OTHER       RESTRICTED   UNDERLYING
    NAME AND                                       ANNUAL        STOCK       OPTIONS/      LTIP          ALL OTHER
PRINCIPAL POSITION  YEAR  SALARY($)  BONUS($)  COMPENSATION($)  AWARDS($)    SARS(#)     PAYOUTS($)  COMPENSATION($)(1)
------------------  ----  ---------  --------  --------------- ----------  -----------   ----------  ------------------
Allan L. Chapman    1997   $36,000      0            0             0           0             0            $ 4,000
Chairman, Chief     1996   $36,000      0            0             0           0             0            $ 4,000
Executive Officer   1995   $36,000      0            0             0           0             0            $10,000
and President

----------------
(1) Represents Mr. Chapman's receipt of directors' fees.

(b)  COMPENSATION OF DIRECTORS.

During 1997, the Company's directors received $1,000 per Board meeting and $500 per committee meeting, and their expenses incurred in attending such meetings were reimbursed by the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of February 10, 1998 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of February 10, 1998 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

                                                             APPROXIMATE
                                          SHARES OF STOCK      PERCENT
 NAME OF BENEFICIAL OWNER                BENEFICIALLY OWNED    OF CLASS
-------------------------                ------------------  ------------
FIVE PERCENT SHAREHOLDERS

First Lincoln Holdings, Inc.(1)               72,867,965        83.48%
Evergreen Acceptance Corporation
  1001 Jefferson Plaza, Suite 200
  1001 Jefferson Street
  Wilmington, DE 19801

DIRECTORS AND
NAMED EXECUTIVE OFFICERS

William J. Adams                                  20,000          *

Allan L. Chapman                                 235,000          *

Ira L. Gottshall                                    0             0

Peter M. Graham                                     0             0

Ronald LaBow                                        0             0

Martin Oliner(2)                                    0             0

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP
  (7 persons)                                  255,000                   *

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

(2) Information presented for Mr. Oliner does not include any shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. or its wholly owned subsidiary, Evergreen Acceptance Corporation. Mr. Oliner serves as Chairman of the Board, Chief Executive Officer and President of First Lincoln Holdings, Inc. Mr. Oliner is also the direct or indirect of owner of all of the outstanding capital stock of First Lincoln Holdings, Inc. Mr. Oliner disclaims beneficial ownership of the shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP. The Company paid fees of $17,167 to Engel, Kalvin, McMillan & Kipper, LLP in 1997 in consideration for accounting and tax services rendered by that firm.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


                                                                 PAGE NO.
                                                                 --------
Report of BDO Seidman, LLP . . . . . . . . . . . . . . . . . . .    F-1

Balance Sheets - December 31, 1997 and 1996. . . . . . . . . . .    F-2

Statements of Operations - Years
     Ended December 31, 1997, 1996 and 1995. . . . . . . . . . .    F-3

Statements of Changes in Shareholders'
     Equity - Years Ended December 31, 1997,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .    F-4

Statements of Cash Flows - Years Ended
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . .    F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . .    F-6

Report of BDO Seidman, LLP on Schedules. . . . . . . . . . . . .    F-12

Schedule II - Valuation and Qualifying Accounts. . . . . . . . .    F-13

Schedule III - Real Estate and Accumulated
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . .    F-14

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

     10.3  Indemnification Agreement dated February 7, 1995, between the
           Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994.

     10.4  Indemnification Agreement dated February 7, 1995, between the
           Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the



           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.5  Indemnification Agreement dated February 7, 1995, between the
           Company and Morris Engel, incorporated herein by this reference to
           Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.6  Indemnification Agreement dated February 7, 1995, between the
           Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994.

     10.7  Indemnification Agreement dated February 7, 1995, between the
           Company and Peter M. Graham, incorporated herein by this reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.8  Indemnification Agreement dated February 14, 1995, between the
           Company and Ronald LaBow, incorporated herein by this reference to
           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.9  Indemnification Agreement dated February 7, 1995, between the
           Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     10.10 Stock Purchase Agreement dated as of June 11, 1996, among the
           Company, Evergreen Acceptance Corporation and the selling shareholders named in the Stock Purchase Agreement, incorporated herein by this reference to Exhibits 1 and 2 to Amendment No. 13 dated May 13, 1996 to a Schedule 13D filed by First Lincoln
           Holdings, Inc. and Evergreen Acceptance Corporation and Amendment
           No. 14 dated June 12, 1996 to said Schedule 13D filed by First
           Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

     27.1  Financial Data Schedule (included only in the electronic filing)


REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 1998           REGENCY EQUITIES CORP.


                               By /s/  ALLAN L. CHAPMAN
                                  ----------------------------------------
                                  Allan L. Chapman, Chairman of the Board,
                                  Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  March 26, 1998          By /s/  ALLAN L. CHAPMAN
                                 ----------------------------------------------
                                 Allan L. Chapman
                                 Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)


Date:  March 26, 1998         By /s/ MORRIS ENGEL
                                 ----------------------------------------------
                                 Morris Engel
                                 Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)


Date:  March 26, 1998         By /s/ WILLIAM J. ADAMS
                                 ----------------------------------------------
                                 William J. Adams
                                 Secretary and Director


Date:  March 26, 1998         By /s/  RONALD LABOW
                                 ----------------------------------------------
                                 Ronald LaBow
                                 Director


Date:  March 26, 1998         By /s/ PETER M. GRAHAM
                                 ----------------------------------------------
                                 Peter M. Graham
                                 Director


Date:  March 26, 1998         By /s/  IRA L. GOTTSHALL
                                 ----------------------------------------------
                                 Ira L. Gottshall
                                 Director


Date:  March 26, 1998         By /s/  MARTIN OLINER
                                 ----------------------------------------------
                                 Martin Oliner
                                 Director

                                REGENCY EQUITIES CORP.

                              ANNUAL REPORT ON FORM 10-K

                        ITEM 8 AND ITEM 14(a)(1) and 14(a)(2)

                FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED DECEMBER 31, 1997

                            REPORT OF INDEPENDENT AUDITORS




Board of Directors
Regency Equities Corp.


We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        BDO SEIDMAN, LLP



Los Angeles, California
February 24, 1998

                                REGENCY EQUITIES CORP.

                                    BALANCE SHEETS

                                                     DECEMBER 31,
                                             ----------------------------
                                                1997             1996
                                             -----------      -----------
ASSETS
   Cash (Note A)                             $ 3,137,924      $ 2,974,146
   Rent receivable                                 3,752           98,148
   Rental property owned, net of write
    down for possible loss of $215,000
    and accumulated depreciation of
    $343,476 in 1997 and $294,408 in
    1996 (Note B)                                912,965          962,033
   Deferred income taxes (Note D)                                 421,164
                                             -----------      -----------
                                             $ 4,054,641      $ 4,455,491
                                             -----------      -----------
                                             -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable and accrued
    expenses                                 $    22,366      $    27,739
   Income taxes payable (Note D)                   1,420            1,720
                                             -----------      -----------
                                                  23,786           29,459
                                             -----------      -----------

CONTINGENCIES (NOTE A)

SHAREHOLDERS' EQUITY (Note G):
   Preferred stock, par value $.01
    per share, authorized 5,000,000
    shares; none issued
   Common stock, par value $.01
    per share, authorized
    125,000,000 shares; issued and
    outstanding 87,283,661 shares                872,836          872,836
   Additional paid-in capital                 47,660,331       47,660,331
   Accumulated deficit                       (44,502,312)     (44,107,135)
                                             -----------      -----------
                                               4,030,855        4,426,032
                                             -----------      -----------
                                             $ 4,054,641      $ 4,455,491
                                             -----------      -----------
                                             -----------      -----------

                   See accompanying notes to financial statements.

                                  REGENCY EQUITIES CORP.

                                 STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                     1997          1996            1995
                                                 -----------    -----------    -----------
REVENUES:
   Interest income (Note G)                      $   147,741    $   125,495    $   160,946
   Rental income                                     186,642        272,665        264,850
   Recovery of reserve for
    collectibility of
    mortgage receivable (Note C)                                                   500,000
                                                 -----------    -----------    -----------
      TOTAL REVENUES                                 334,383        398,160        925,796
                                                 -----------    -----------    -----------
EXPENSES:
   Administrative expense                            108,004        101,027        221,887
   Professional fees (Note F)                         81,748         52,964        428,690
   Rental expense                                    116,724        111,181        104,370
                                                 -----------    -----------    -----------
      TOTAL EXPENSES                                 306,476        265,172        754,947
                                                 -----------    -----------    -----------

      INCOME BEFORE INCOME TAXES
       (BENEFIT)                                      27,907        132,988        170,849

      PROVISION (BENEFIT) FOR INCOME TAXES
       (NOTE D)                                      423,084       (266,422)      (121,432)
                                                 -----------    -----------    -----------
      NET INCOME (LOSS)                          $  (395,177)   $   399,410    $   292,281
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               87,283,661     87,283,661     87,283,661
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------
NET INCOME (LOSS) PER SHARE                      $     (.005)   $      .005    $      .003
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

                        See accompanying notes to financial statements.

                                  REGENCY EQUITIES CORP.

                       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                            THREE YEARS ENDED DECEMBER 31, 1997

                                       COMMON STOCK
                                 -------------------------       ADDITIONAL
                                  NUMBER OF                        PAID-IN          ACCUMULATED
                                   SHARES          AMOUNT          CAPITAL            DEFICIT
                                 ----------       --------       -----------       -------------
BALANCE AT
  January 1, 1995                87,283,661       $872,836       $47,660,331       ($31,706,277)

     Dividends paid
      (Note G)                                                                      (13,092,549)

     Net income                                                                         292,281
                                 ----------       --------       -----------      -------------

BALANCE AT
  December 31, 1995              87,283,661        872,836        47,660,331        (44,506,545)

     Net income                                                                         399,410
                                 ----------       --------       -----------      -------------

BALANCE AT
  December 31, 1996              87,283,661        872,836        47,660,331        (44,107,135)

     Net loss                                                                          (395,177)
                                 ----------       --------       -----------      -------------

BALANCE AT
   December 31, 1997             87,283,661       $872,836       $47,660,331       $(44,502,312)
                                 ----------       --------       -----------       ------------
                                 ----------       --------       -----------       ------------


                        See accompanying notes to financial statements.

                               REGENCY EQUITIES CORP.

                             STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     1997           1996           1995
                                                  ----------    ----------     -----------
      INCREASE (DECREASE) IN CASH

OPERATING ACTIVITIES:

   Net income (Loss)                              ($ 395,177)    $  399,410    $   292,281

   Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
     Depreciation                                     49,068         49,068         49,068

   Changes in operating assets and
    liabilities:
     Rent receivable                                  94,396          2,841          4,453
     Accounts payable and accrued
      expenses                                    (    5,373)   (   184,039)       151,117
     Mortgage receivable                                                           850,000
     Reserve for collectibility of
      mortgage receivable                                                     (    450,000)
     Deferred income taxes                           421,164    (   269,342)  (    123,152)
     Income taxes payable                         (      300)           400   (      4,400)
                                                  ----------     ----------   ------------

      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                          163,778    (     1,662)       769,367
                                                  ----------     ----------   ------------

FINANCING ACTIVITIES:
   Dividends paid                                                             ( 13,092,549)
                                                                               ------------

      NET CASH USED IN FINANCING
       ACTIVITIES                                                             ( 13,092,549)
                                                  ----------     ----------   ------------
INCREASE (DECREASE) IN CASH                          163,778    (     1,662)  ( 12,323,182)

CASH BEGINNING OF YEAR                             2,974,146      2,975,808     15,298,990
                                                  ----------     ----------   ------------

CASH END OF YEAR                                  $3,137,924     $2,974,146    $ 2,975,808
                                                  ----------     ----------   ------------
                                                  ----------     ----------   ------------


                   See accompanying notes to financial statements.

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

CASH: Cash at December 31, 1997 is deposited with two major U.S. banks. At December 31, 1997 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION: Rental property is depreciated over its estimated useful life of 25 years using the straight-line method.

LONG-LIVED ASSETS: The Company periodically reviews long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows from operations and net realizable value upon liquidation based on recent appraisals.

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

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No.
128. Earnings Per Share ("EPS") SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company does not have any stock options, warrants or other convertible securities outstanding, basic and diluted EPS are the same, and only basic EPS is presented.

                                 (continued)

                         NOTES TO FINANCIAL STATEMENTS

                            REGENCY EQUITIES CORP.


NOTE B - RENTAL PROPERTY AND DEPRECIATION

The Company leases space in a shopping center (the Center) located in Grand Rapids, Michigan.

During 1997, the Company was advised that one tenant which occupied approximately 87.5% of the Center had commenced liquidation proceedings. The Company then filed an action against the tenant for all amounts due in connection with the lease. In September 1997, the Company settled its lawsuit with the tenant for a cash payment of $120,000 and the return of the leased premises.

In July 1997, the lease for the remaining approximately 12.5% of the Center expired. The tenant continues to occupy the space on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month.

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

NOTE D - INCOME TAXES (BENEFIT)

The provision (benefit) for income taxes consists of:

                                          1997           1996           1995
                                        ---------       --------     ---------
Federal:
   Current                               $   -          $   -         ($157,115)
   Deferred                             (  24,930)        47,814        213,173

State:
   Current                                  1,920          2,920      (  23,533)
   Deferred                             (   1,750)     (   1,286)        29,506

Increase (decrease)
 in valuation allowance
 of deferred tax assets                   447,844      ( 315,870)     ( 183,463)
                                         --------      ---------       --------

   Total                                 $423,084      ($266,422)     ($121,432)
                                         --------      ---------       --------
                                         --------      ---------       --------

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

                         NOTES TO FINANCIAL STATEMENTS

                            REGENCY EQUITIES CORP.


NOTE D - INCOME TAXES (BENEFIT) (continued)

The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                           1997           1996            1995
                                         -------         ------         ------
  Federal tax at statutory rate             34.0%          34.0%          34.0%
  State income tax, net of
   federal income tax benefit                6.9            3.2            2.3
  Increase (decrease) in valuation
   allowance of deferred tax assets      1,475.1         (237.5 )       (110.9 )
                                         -------         ------         ------

  Provision (benefit) for income taxes   1,516.0%        (200.3%)       ( 74.6%)
                                         -------         ------         ------
                                         -------         ------         ------

Deferred tax assets (liabilities) consist of:

                                             1997           1996
                                         -----------     -----------

  Depreciation                           (   $62,452)    (   $64,227)
  Rental income                                          (    24,905)
                                         -----------     -----------

   Gross deferred tax liabilities        (    62,452)    (    89,132)
                                         -----------     -----------

  Rental property loss allowance              76,435          76,435
  Loss carryforwards                       5,792,827       5,792,827
                                         -----------     -----------

   Gross deferred tax assets               5,869,262       5,869,262

  Valuation allowance                    ( 5,806,810)    ( 5,358,966)
                                         -----------     -----------

   Net deferred tax assets                    62,452         510,296
                                         -----------     -----------

   Deferred taxes                         $        0      $  421,164
                                         -----------     -----------
                                         -----------     -----------


                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE D - INCOME TAXES (BENEFIT) (concluded)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance required was based upon two years of operations and the sale of the rental property at the end of two year period. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The valuation allowance as of December 31, 1993, the year in which SFAS 109 was adopted, was $7,726,325. The net change in the total valuation allowance for the years ended December 31, 1997, 1996, 1995 and 1994 were $447,844, ($1,223,793), ($630,603) and ($512,963), respectively.
The increase in 1997 results from the anticipated decrease in rental income. The decrease in 1996 results from the expiration of loss carryforwards and the anticipated increase in future taxable income. The decrease in 1995 results primarily from the expiration of loss carryforwards. The decrease in 1994 was due to the expiration of loss carryforwards and the anticipated reduction in estimated future taxable income resulting from the Company's payment in February 1995 of a $13,092,549 cash dividend.

The Company had operating loss carryforwards at December 31, 1997 for federal tax purposes as follows:


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
                                     -----------
                                     $16,270,000
                                     -----------
                                     -----------

The Company also had significant Michigan state operating loss carryforwards at December 31, 1997.

The Company made income tax payments of $2,220, $2,520, and $6,120 during 1997, 1996 and 1995, respectively.

                                 (Continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE E - INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1995, 1996 or 1997. No options were outstanding at December 31, 1997; however, options were available to be granted for 5,450,000 shares.

NOTE F - RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $17,167 in 1997, $21,471 in 1996 and $27,946 in 1995.

NOTE G - DIVIDENDS PAID

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

The Company's Board of Directors has not yet determined the future direction of the Company. However, the Board intends to consider suitable business ventures in which the Company can employ its liquid assets.

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULES



Board of Directors
Regency Equities Corp.


The audits referred to in our report dated February 24, 1998 relating to the financial statements of Regency Equities Corp., which is contained in Item 8 of this Form 10K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP





Los Angeles, California
February 24, 1998

                            REGENCY EQUITIES CORP.

                VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

                                                      Additions      Additions
                                    Balance at       (deductions)   (deductions)    Balance
                                     beginning        charged to        from        at end
                                      of year         operations       reserve      of year
                                   ------------      ------------   ------------    --------
Deferred tax valuation
 allowance deducted from deferred
  tax assets:
   Year ended December 31, 1996        $6,582,759     ($315,870)     ($907,923)    $5,358,966
                                       ----------     ---------      ---------     ----------
   Year ended December 31, 1997        $5,358,966      $447,844       $   -        $5,806,810
                                       ----------     ---------      ---------     ----------


                             REGENCY EQUITIES CORP.
             REAL ESTATE AND ACCUMULATED DEPRECIATION  -  SCHEDULE III


                                       Costs
                                    capitalized           Gross amount
                                   subsequent to        at which carried
                Initial Cost        acquisition         at close of period                              Life (years)
                ------------------  -----------   --------------------------------    Accumu-             on which
                           Bldg. &                           Bldg. &                  lated               deprecia-
  Descrip-                Improve-    Improve-              Improve-                 Deprecia-   Date      tion is
  tion(1)       Land       ments       ments      Land        ments       Total(5)    tion(4)  acquired    computed
-----------   --------   ---------   --------   --------    ---------    ---------   --------  --------- -----------

December 31,
 1997         $266,076    $794,337   $411,028   $266,076    $1,205,365   $1,471,441  $343,476   Oct 1976      25


     (1) The property is a shopping arcade in Grand Rapids, Michigan.

     (2) The property was not subject to encumbrance at December 31, 1997, 1996, or 1995

     (3) An allowance for possible losses of $215,000 has been provided at December 31, 1997 1996, and 1995 to adjust the carrying value of the property to estimated net realizable value.

     (4) Reconciliation of accumulated depreciation:

                                                   1997          1996          1995
                                                 --------      --------      --------

           Balance at beginning of period        $294,408      $245,340      $196,272
           Additions during period                 49,068        49,068        49,068
                                                 --------      --------      --------
             Balance at close of period          $343,476      $294,408      $245,340
                                                 --------      --------      --------
                                                 --------      --------      --------

     (5) The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1995, 1996 and 1997 was $1,471,441.

                                REGENCY EQUITIES CORP.

              MORTGAGE LOAN ON REAL ESTATE AND INTEREST EARNED ON MORTGAGE

                                    SCHEDULE - IV


                               Part 1                                               Part 2
           Mortgage loan on Real Estate at close of period               Interest earned on mortgage
---------------------------------------------------------------------   ------------------------------
                                               Amount of
                                               principal    Amount of                      Interest
                                Carrying       unpaid at    mortgage     Interest due    income earned
                   Prior       amount of       close of      being      and accrued at    applicable
Description(1)     liens       mortgage(2)      period     foreclosed   end of period(3)    to period
---------------   ---------    -----------    -----------  ----------   ----------------  ------------
December 31,
  1997            $     0        $     0        $     0        None         $     0         $     0


     (1) The loan was a second mortgage on a commercial building in New York state.


     (2) Reconciliation of carrying amount
          of mortgage:                                           1997          1996          1995
                                                               --------      --------      --------
           Balance at beginning of period                      $      0      $      0      $400,000
           Deduction during period:
             Recovery (Reserve) for uncollectibility                                        450,000
             Payment received                                                              (850,000)
                                                               --------      --------      --------
               Balance at close of period                      $      0      $      0      $      0
                                                               --------      --------      --------
                                                               --------      --------      --------

     (3) Reconciliation of interest due and accrued:
           Balance at beginning of period                      $      0      $      0      $      0
           Additions during period:
             Interest earned
                                                               --------      --------      --------
                                                                      0             0             0
                                                               --------      --------      --------
           Deductions during period:
             Collections of interest                                                        (50,000)
             Recovery (reserve) for uncollectibility                                         50,000
                                                               --------      --------      --------
                                                                      0             0             0
                                                               --------      --------      --------
               Balance at close of period                      $      0      $      0      $      0
                                                               --------      --------      --------

                                               F-15

                            REGENCY EQUITIES CORP.

                          ANNUAL REPORT ON FORM 10-K

                             INDEX TO EXHIBITS


Exhibit
Number                               Description                                Page
--------                             -----------                                -----
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

10.3 Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1994.

10.4 Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1994.

10.5 Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6 Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7 Indemnification Agreement dated February 7, 1995, between the Company and Peter M. Graham, incorporated herein by this reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8 Indemnification Agreement dated February 14, 1995, between the Company and Ronald LaBow, incorporated herein by this reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.9 Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.10     Stock Purchase Agreement dated as of June 11, 1996, among the
          Company, Evergreen Acceptance Corporation and the selling shareholders named in the Stock Purchase Agreement, incorporated herein by this reference to Exhibits 1 and 2 to Amendment No. 13 dated May 13, 1996 to a Schedule 13D filed by First Lincoln
          Holdings, Inc. and Evergreen Acceptance Corporation and Amendment
          No. 14 dated June 12, 1996 to said Schedule 13D filed by First
          Lincoln Holdings, Inc. and Evergreen Acceptance Corporation.

27.1 Financial Data Schedule (included only in the electronic filing)