Form 10-Q
period 1998-03-31
REGENCY EQUITIES CORP
filed 1998-05-13
CIK 46656

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                               ----------------------------
                                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________

                    Commission file number O-10695

                          REGENCY EQUITIES CORP.
   ------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

    Delaware                                    23-2298894
---------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. employer
 of incorporation or organization)            identification no.)

  11845 W. Olympic Boulevard, Suite 900 Los Angeles, CA 90064-5023
---------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code (310) 827-9604
                                                   ---------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 4, 1998 is 87,283,661.

                                REGENCY EQUITIES CORP.

                                        INDEX

                                                                          PAGE
                                                                          ----
Part I    Financial information

Item 1.   Financial statements

          Balance sheets as of March 31, 1998
           (Unaudited) and December 31, 1997 . . . . . . . . . . . . . . .  1

          Statements of operations for the three
           months ended March 31, 1998 and 1997
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  2

          Statement of changes in shareholders' equity
           for the three months ended March 31, 1998
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Statements of cash flows for the three months
           ended March 31, 1998 and 1997 (Unaudited) . . . . . . . . . . .  4

          Notes to financial statements (Unaudited). . . . . . . . . . . .  5

Item 2.   Management's discussion and analysis
          of financial condition and results
          of operations. . . . . . . . . . . . . . . . . . . . . . . . . .  6

Part II   Other information

Item 6.   Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . .  7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            REGENCY EQUITIES CORP.

                                BALANCE SHEETS

                                                  March 31,
                                                    1998        December 31,
                                                 (Unaudited)         1997
                                                 -----------    ------------
ASSETS
     Cash                                        $ 3,135,191    $ 3,137,924
     Rent receivable                                   1,240          3,752
Rental property owned, net of write
      down for possible loss of $215,000
      and accumulated depreciation of
      $355,743 in 1998 and $343,476 in
      1997                                           900,698        912,965
     Deferred income taxes, net of
      valuation reserve                                    0              0
                                                 -----------    -----------
                                                 $ 4,037,129    $ 4,054,641
                                                 -----------    -----------
                                                 -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued
      expenses                                   $    40,149    $    22,366
     Income taxes payable                              1,510          1,420
                                                 -----------    -----------
                                                      41,659         23,786
                                                 -----------    -----------

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01
      per share, authorized 5,000,000
      shares; none issued
     Common stock, par value $.01
      per share, authorized


                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

      125,000,000 shares; issued and
      outstanding 87,283,661 shares                  872,836        872,836
     Additional paid-in capital                   47,660,331     47,660,331
     Accumulated deficit                        ( 44,537,697)  ( 44,502,312)
                                                 -----------    -----------
                                                   3,995,470      4,030,855
                                                 -----------    -----------
                                                 $ 4,037,129    $ 4,054,641
                                                 -----------    -----------
                                                 -----------    -----------

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                   1 9 9 8        1 9 9 7
                                                 -----------    -----------
REVENUES:
Interest income                                  $    37,601    $    34,932
     Rental income                                    11,739         69,483
                                                 -----------    -----------
          TOTAL REVENUES                              49,340        104,415
                                                 -----------    -----------
EXPENSES:
     Administrative expense                           27,670         26,610
     Professional fees                                27,131         31,657
     Rental expense                                   28,414         29,775
                                                 -----------    -----------
          TOTAL EXPENSES                              83,215         88,042
                                                 -----------    -----------
          INCOME (LOSS) BEFORE INCOME TAXES        (  33,875)        16,373

PROVISION FOR INCOME TAXES                             1,510          1,210
                                                 -----------    -----------
          NET INCOME (LOSS)                      ($   35,385)     $  15,163
                                                 -----------    -----------
                                                 -----------    -----------

                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                      87,283,661     87,283,661
                                                 -----------    -----------
                                                 -----------    -----------
INCOME (LOSS) PER SHARE                          $      .000      $   .000
                                                 -----------      ---------
                                                 -----------      ---------












                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.


                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    (UNAUDITED)

                            COMMON STOCK
                       -----------------------  Additional
                       Number of                  Paid-In    Accumulated
                         Shares        Amount     Capital      deficit
                       ----------   ----------  -----------  ------------
Balance at
  December 31, 1997    87,283,661   $  872,836  $47,660,331  ($44,502,312)

  Net loss for the
   three months ended
   March 31, 1998                                            (     35,385)
                       ----------   ----------  -----------  ------------

Balance at
  March 31, 1998       87,283,661   $  872,836  $47,660,331  ($44,537,697)
                       ----------   ----------  -----------   -----------
                       ----------   ----------  -----------   -----------











                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.


                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

Caption
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 ---------------------------
                                                    1 9 9 8       1 9 9 7
                                                ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
     Net income (loss)                          ($    35,385)   $    15,163

     Adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities:
       Depreciation                                   12,267         12,267

     Changes in operating assets and
      liabilities:
       Rent receivable                                 2,512         20,202
       Accounts payable and accrued expenses          17,783          8,126
       Income taxes payable                               90    (       210)
                                                ------------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              2,733         55,548

CASH BEGINNING OF PERIOD                           3,137,924      2,974,146
                                                ------------    -----------
CASH END OF PERIOD                               $ 3,135,191    $ 3,029,694
                                                ------------    -----------
                                                ------------    -----------








                    See accompanying notes to financial statements

                                Regency Equities Corp.
                            Notes to Financial Statements
                                    March 31, 1998
                                     (Unaudited)



1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1997 together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of March 31, 1998, the statements of operations for the three month periods ended March 31, 1998 and 1997, the statement of changes in shareholders' equity for the three months ended March 31, 1998, and the statements of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.   Rental property

     Real estate owned consists of a shopping center (the "Center") located in Grand Rapids, Michigan. Approximately 12.5% of the Center is leased to a tenant on a month-to-month basis. Mimimum rent in connection with this tenant is $3,500 per month. The remaining 87.5% of the Center is vacant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Results of operations

During the first quarter of 1998, the Company recorded a loss of $33,875, before income taxes, compared to income of $16,373 before income taxes for the same period in 1997. The decrease resulted principally from the decrease in rental income of $57,744 attributable to the termination of the Witmark, Inc. lease in September 1997.


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

                                      REGENCY EQUITIES CORP.
                              --------------------------------------
                                           (Registrant)


DATE: May 13, 1998            By /s/ ALLAN L. CHAPMAN
                                ------------------------------------
                                Allan L.  Chapman
                                Chairman of the Board, Chief
                                Executive Officer and President
                                (Principal Executive Officer)


DATE: May 13, 1998            By /s/ MORRIS ENGEL
                                ------------------------------------
                                Morris Engel
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                                REGENCY EQUITIES CORP.

                            QUARTERLY REPORT ON FORM 10-Q

                                  INDEX TO EXHIBITS




Exhibit
 Number

  27.1    Financial Data Schedule (included only in the electronic filing)