Form 10-Q
period 1998-06-30
REGENCY EQUITIES CORP
filed 1998-08-13
CIK 46656

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      ---------

                                      FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                                    -------------

                                         OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------     ------------

                         Commission file number 0-10695
                                                -------

                                REGENCY EQUITIES CORP.
--------------------------------------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 10, 1998 is 87,283,661.

                                REGENCY EQUITIES CORP.

                                        INDEX

                                                                        Page
                                                                        ----
Part I    Financial information

Item 1.   Financial statements

          Balance sheets as of June 30, 1998
           (Unaudited) and December 31, 1997 . . . . . . . . . . . . . . . 1

          Statements of operations for the three
           months and six months ended June 30, 1998
           and 1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . 2

          Statement of changes in shareholders' equity
           for the six months ended June 30, 1998
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Statements of cash flows for the six months
           ended June 30, 1998 and 1997 (Unaudited). . . . . . . . . . . . 4

          Notes to financial statements (Unaudited). . . . . . . . . . . . 5

Item 2.   Management's Discussion and Analysis
           of financial condition and results
           of operations . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 3.   Quantitative and Qualitative
           Disclosures About Market Risk . . . . . . . . . . . . . . . . . 6

Part II   Other information

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               REGENCY EQUITIES CORP.

                                   BALANCE SHEETS

                                                JUNE, 30
                                                 1 9 9 8          DECEMBER 31,
                                               (Unaudited)           1 9 9 7
                                               -----------        ------------
ASSETS
     Cash                                     $  3,120,356        $  3,137,924
     Rent receivable                                 2,619               3,752
     Rental property owned, net of write
       down for possible loss of $215,000
       and accumulated depreciation of
       $368,010 in 1998 and $343,476 in
       1997                                        888,431             912,965
                                              ------------        ------------
                                              $  4,011,406        $  4,054,641
                                              ------------        ------------
                                              ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses    $     22,569        $     22,366
     Income taxes payable                            1,510               1,420
                                              ------------        ------------
                                                    24,079              23,786
                                              ------------        ------------
SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01 per
       share, authorized 5,000,000 shares;
       none issued
     Common stock, par value $.01 per
       share, authorized 125,000,000 shares;
       issued and outstanding 87,283,661
       shares                                      872,836             872,836
     Additional paid-in capital                 47,660,331          47,660,331
     Accumulated deficit                       (44,545,840)        (44,502,312)
                                              ------------        ------------
                                                 3,987,327           4,030,855
                                              ------------        ------------
                                              $  4,011,406        $  4,054,641
                                              ------------        ------------
                                              ------------        ------------

                    See accompanying notes to financial statements

                                       REGENCY EQUITIES CORP.
                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)




                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                        ---------------------------    --------------------------
                                          1 9 9 8        1 9 9 7        1 9 9 8         1 9 9 7
                                        -----------    ------------   -----------    ------------
REVENUES
Interest income                         $    37,918     $    36,601   $    75,519     $    71,533
Rental income                                11,880          64,402        23,619         133,885
                                        -----------    ------------   -----------    ------------
     Total revenues                          49,798         101,003        99,138         205,418
                                        -----------    ------------   -----------    ------------
EXPENSES
Administrative expense                       25,992          29,167        53,662          55,777
Professional fees                             3,691           7,146        30,822          38,803
Rental expense                               28,258          24,086        56,672          53,861
                                        -----------    ------------   -----------    ------------
     Total expenses                          57,941          60,399       141,156         148,441
                                        -----------    ------------   -----------    ------------
     Income (loss) before income taxes       (8,143)         40,604       (42,018)         56,977

PROVISION FOR INCOME TAXES                                                  1,510           1,210
                                        -----------    ------------   -----------    ------------
     Net income (loss)                  $    (8,143)   $     40,604   $   (43,528)   $     55,767
                                        -----------    ------------   -----------    ------------
                                        -----------    ------------   -----------    ------------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     87,283,661      87,283,661    87,283,661      87,283,661
                                        -----------    ------------   -----------    ------------
                                        -----------    ------------   -----------    ------------
INCOME (LOSS) PER SHARE                 $      .000     $      .000   $     (.001)    $      .001
                                        -----------    ------------   -----------    ------------
                                        -----------    ------------   -----------    ------------



                         See accompanying notes to financial statements

                               REGENCY EQUITIES CORP.

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    (Unaudited)




                                  COMMON STOCK
                         -------------------------    ADDITIONAL
                          NUMBER OF                     PAID-IN      ACCUMULATED
                           SHARES          AMOUNT       CAPITAL        DEFICIT
                         ----------       --------    -----------   -------------
BALANCE AT
 December 31, 1997       87,283,661       $872,836    $47,660,331   $(44,502,312)

Net (loss) for the
 six months ended
 June 30, 1998                                                           (43,528)
                         ----------       --------    -----------   -------------
BALANCE AT
 June 30, 1998           87,283,661       $872,836    $47,660,331   ($44,545,840)
                         ----------       --------    -----------   -------------
                         ----------       --------    -----------   -------------

                         See accompanying notes to financial statements

                               REGENCY EQUITIES CORP.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                 -------------------------
                                                   1 9 9 8        1 9 9 7
                                                 -----------   -----------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
     Net income (loss)                           $   (43,528)  $    55,767

     Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating
     activities:
     Depreciation                                     24,534        24,534

     Change in operating assets and
     liabilities:
     Rent receivable                                   1,133           928
     Accounts payable and accrued expenses               203        (3,325)
     Income taxes payable                                 90          (210)
                                                 -----------   -----------
NET CASH PROVIDED BY
 (USED IN)OPERATING ACTIVITIES                       (17,568)       77,694

CASH - BEGINNING OF PERIOD                         3,137,924     2,974,146
                                                 -----------   -----------
CASH - END OF PERIOD                             $ 3,120,356   $ 3,051,840
                                                 -----------   -----------
                                                 -----------   -----------



                    See accompanying notes to financial statements

                                Regency Equities Corp.
                            Notes to Financial Statements
                                    June 30, 1998
                                     (Unaudited)


1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. (the "Company") are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1997, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of June 30, 1998, the statements of operations for the three month periods ended June 30, 1998 and 1997 and the six month periods ended June 30, 1998 and 1997, the statement of changes in shareholders' equity for the six months ended June 30, 1998 and the statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1998 and the results of its operations and cash flows for the three month and six month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 1998, the Company recorded a net loss of $8,143 before income taxes compared to net income of $40,604 for the same period of 1997. The decrease resulted principally from the decrease in rental income of $52,522 attributable to the termination of the Witmark, Inc. lease in September 1997.

During the six months ended June 30, 1998, the Company recorded a loss of $42,018 before income taxes compared to income of $56,977 for the same period of 1997. The decrease resulted principally from the decrease in rental income of $110,266 attributable to the termination of the Witmark, Inc. lease in September 1997.

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

                                      REGENCY EQUITIES CORP.
                              ----------------------------------------
                                             (Registrant)


DATE: August 13, 1998         By/s/  ALLAN L. CHAPMAN
                                --------------------------------------
                                Allan L.  Chapman
                                Chairman of the Board, Chief
                                Executive Officer and President
                                (Principal Executive Officer)


DATE: August 13, 1998         By/s/  MORRIS ENGEL
                                --------------------------------------
                                Morris Engel
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                                REGENCY EQUITIES CORP.

                            QUARTERLY REPORT ON FORM 10-Q

                                  INDEX TO EXHIBITS



Exhibit
 Number                            Description
-------                            -----------
27.1           Financial Data Schedule (included only in the electronic filing).
