Form 10-Q
period 1998-09-30
REGENCY EQUITIES CORP
filed 1998-11-10
CIK 46656

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      ----------

                                      FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               ----------------------

                                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes    X         No
                                               --------        ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of October 28, 1998 is 87,283,661.

                                REGENCY EQUITIES CORP.

                                        INDEX

                                                                           Page
                                                                           ----
Part I    Financial information

Item 1.   Financial statements
     Balance sheets as of September 30, 1998
      (unaudited) and December 31, 1997. . . . . . . . . . . . . . . . . . .1

     Statements of operations for the three
      months and nine months ended September 30, 1998
      and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  2

     Statement of changes in shareholders' equity
      for the nine months ended September 30, 1998
      (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statements of cash flows for the nine months
      ended September 30, 1998 and 1997 (unaudited). . . . . . . . . . . . .4

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

Item 3.   Quantitative and Qualitative
      Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . .6

Part II   Other information

Item 6.   Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . .7

Signature page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Index to exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               REGENCY EQUITIES CORP.

                                   BALANCE SHEETS


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                    1 9 9 8          1 9 9 7
                                                                 ( unaudited )
                                                                 -------------    ------------
ASSETS
  Cash and cash equivalents                                     $  3,111,353    $  3,137,924
  Rent receivable                                                      2,021           3,752
  Rental property owned, net of write
   down for possible loss of $215,000 and
   accumulated depreciation of $380,277
   in 1998 and $343,476 in 1997                                      876,164         912,965
                                                                ------------    ------------
                                                                $  3,989,538    $  4,054,641
                                                                ------------    ------------
                                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY




LIABILITIES
  Accounts payable and accrued expenses                         $     15,954    $     22,366
  Income taxes payable                                                 1,510           1,420
                                                                ------------    ------------

                                                                      17,464          23,786
                                                                ------------    ------------

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per
   share, authorized 5,000,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 125,000,000 shares;
   issued and outstanding 87,283,661
   shares                                                            872,836         872,836
  Additional paid-in capital                                      47,660,331      47,660,331
  Accumulated (deficit)                                          (44,561,093)    (44,502,312)
                                                                ------------    ------------
                                                                   3,972,074       4,030,855
                                                                ------------    ------------
                                                                $  3,989,538    $  4,054,641
                                                                ------------    ------------
                                                                ------------    ------------


                  See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                     -----------------------         -----------------------
                                     1 9 9 8         1 9 9 7         1 9 9 8         1 9 9 7
                                     -------         -------         -------         -------
REVENUES
Interest income                 $     37,903    $     37,635    $    113,422    $    109,168
Rental income                         12,557          40,785          36,176         174,670
                                ------------    ------------    ------------    ------------

  Total revenues                      50,460          78,420         149,598         283,838
                                ------------    ------------    ------------    ------------

EXPENSES
Administrative expense                22,851          27,108          76,513          82,885
Professional fees                      6,398          31,990          37,220          70,793
Rental expense                        36,464          33,292          93,136          87,153
                                ------------    ------------    ------------    ------------

  Total expenses                      65,713          92,390         206,869         240,831
                                ------------    ------------    ------------    ------------
  Income (loss) before income
   taxes                             (15,253)        (13,970)        (57,271)         43,007

PROVISION FOR INCOME TAXES                                             1,510           1,210
                                ------------    ------------    ------------    ------------
  Net income (loss)             ($    15,253)   ($    13,970)   ($    58,781)   $     41,797
                                ------------    ------------    ------------    ------------
                                ------------    ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               87,283,661      87,283,661      87,283,661      87,283,661
                                ------------    ------------    ------------    ------------
                                ------------    ------------    ------------    ------------

INCOME (LOSS) PER SHARE         $       .000    $       .000    $       .001    $       .000
                                ------------    ------------    ------------    ------------
                                ------------    ------------    ------------    ------------


                    See accompanying notes to financial statements

                               REGENCY EQUITIES CORP.

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    (Unaudited)

                                 COMMON STOCK
                        --------------------------    ADDITIONAL
                          NUMBER OF                    PAID-IN      ACCUMULATED
                           SHARES          AMOUNT      CAPITAL        DEFICIT
                        -----------       --------  -------------  -------------
BALANCE AT
 December 31, 1997      87,283,661   $    872,836   $ 47,660,331   ($44,502,312)

Net loss for the
 nine months ended
 September 30, 1998                                                     (58,781)
                       -----------   ------------  -------------  -------------
BALANCE AT
 September 30, 1998     87,283,661   $    872,836   $ 47,660,331   ($44,561,093)
                       -----------   ------------  -------------  -------------
                       -----------   ------------  -------------  -------------


                    See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                               STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                          ---------------------------
                                          1 9 9 8             1 9 9 7
                                          -------             -------
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income (loss)                   ($    58,781)        $    41,797

Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
     Depreciation                           36,801              36,801

     Change in operating assets and
       liabilities:
     Rent receivable                         1,731              95,868
     Accounts payable and accrued
       expenses                             (6,412)             (5,567)
     Income taxes payable                       90                (210)
                                       -----------         -----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:                    (26,571)            168,689

CASH - BEGINNING OF PERIOD               3,137,924           2,974,146
                                       -----------         -----------

CASH - END OF PERIOD                   $ 3,111,353         $ 3,142,835
                                       -----------         -----------
                                       -----------         -----------


                    See accompanying notes to financial statements

                                Regency Equities Corp.
                            Notes to Financial Statements
                                  September 30, 1998
                                     (Unaudited)

1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1997, together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of September 30, 1998, the statements of operations for the three month periods ended September 30, 1998 and 1997 and the nine month periods ended September 30, 1998 and 1997, the statement of changes in shareholders' equity for the nine months ended September 30, 1998 and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of its operations and cash flow for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the third quarter of 1998, the Company recorded a net loss of $15,253 before income taxes compared to a net loss of $13,970 for the same period of 1997. The increase resulted principally from the decrease in rental income of $28,228 attributable to the termination of the Witmark, Inc. lease in September 1997. The decrease in income was offset in part by a decrease in professional fees of $25,592 primarily attributable to litigation in connection with the termination of the Witmark, Inc. lease in September 1997.

During the nine months ended September 30, 1998, the Company recorded a loss of $57,271 before income taxes compared to income of $43,007 for the same period of 1997. The decrease resulted principally from the decrease in rental income of $138,494 attributable to the termination of the Witmark, Inc. lease in September 1997. The decrease in income was offset in part by a decrease in professional fees of $33,573 primarily attributable to litigation in connection with the termination of the Witmark Inc. lease in September 1997.

Impact of Year 2000

The Year 2000 issue affects computer applications that may not properly recognize and process data for the year 2000 and beyond because of the use of two digits rather than four to define an applicable year. The Company presently is not aware of any material operational year 2000-related concerns and believes that, with minor modifications to existing accounting software or conversion to new software, any Year 2000 concerns can be mitigated. Based on management's best estimate, the costs associated with the year 2000 mitigation are not expected to be material to the Company.

However, the Company maintains significant cash and cash equivalent balances at Wells Fargo Bank (the Bank), a major banking institution. The Company cannot, at this time, make any assurances that the computer systems of the Bank will be Year 2000 compliant. In such event, the Company's results of operations and financial position could be adversely affected in a material manner. In fiscal 1999, management of the Company will request information from the Bank regarding its year 2000 readiness and evaluate the possible impact on the Company.

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


                                REGENCY EQUITIES CORP.
                                -----------------------------
                                (Registrant)

DATE:  November 10, 1998     By /s/ ALLAN L. CHAPMAN
                                -----------------------------
                                Allan L. Chapman,
                                Chairman of the Board, Chief
                                Executive Officer and President
                                (Principal Executive Officer)


DATE:  November 10, 1998     By /s/ MORRIS ENGEL
                                -----------------------------
                                Morris Engel
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)

                                REGENCY EQUITIES CORP.

                            QUARTERLY REPORT ON FORM 10-Q

                                  INDEX TO EXHIBITS




Exhibit
 Number

  27.1    Financial Data Schedule (included only in the electronic filing)