Form 10-K405
period 1998-12-31
REGENCY EQUITIES CORP
filed 1999-03-29
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the registrant as of February 5, 1999, based upon the average of the bid and asked prices on that date, was approximately $424,821. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

     Number of shares of Common Stock, par value $.01, outstanding as of March 23, 1999: 87,283,661. Documents Incorporated by Reference: None.

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

The Company owns a shopping center in Grand Rapids, Michigan. Approximately 12% of the shopping center's space is leased to a tenant. The balance of the shopping center's space has been vacant since July 1997. The Company sustained a net operating loss of $79,885 from this property in 1998. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 1998 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

On January 16, 1995, the Company's Board of Directors approved a cash dividend of $.15 per share to stockholders of record as of January 30, 1995 and payable on February 7, 1995. The aggregate amount of the dividend was $13,092,549, which represented approximately 77.5% and 77.8% of the Company's total assets and stockholders' equity, respectively, as of December 31, 1994.

First Lincoln Holdings, Inc., a Delaware corporation, beneficially owns 72,867,965 shares of the Company's common stock, which represents 83.48% of the Company's outstanding common stock. Of that aggregate number of shares, First Lincoln Holdings, Inc. is the record owner of 1,010,000 shares and Evergreen Acceptance Corporation, a Delaware corporation and a wholly owned subsidiary of First Lincoln Holdings, Inc., is the record owner of 71,857,965 shares. Martin Oliner, who is a director of the Company, is the Chairman of the Board of Directors, President, Chief Executive Officer and sole stockholder of First Lincoln Holdings, Inc.

The nature and direction of the future business and operations of the Company are uncertain. The Company has commenced preliminary negotiations with First Lincoln Holdings, Inc. regarding a cash merger transaction which, if consummated, would result in all stockholders other than First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation receiving cash in exchange for their shares of the Company's common stock. Following consummation of the transaction, First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation would be the Company's only stockholders.

No specific transaction of the type described in the preceding paragraph has been proposed or agreed upon by the parties, and it is uncertain whether or when such a transaction will be proposed, agreed upon or consummated. Furthermore, there is not yet any agreement or understanding regarding the price that stockholders would receive if the parties decide to proceed with the transaction.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders during the quarter ended December 31, 1998.

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

             1998                            HIGH                  LOW
             ----                            ----                  ---
         1st quarter                        $0.020                $0.015
         2nd quarter                         0.015                 0.015
         3rd quarter                         0.015                 0.015
         4th quarter                         0.015                 0.015

             1997                             HIGH              LOW
             ----                             ----              ---
         1st quarter                         $0.015            $0.010
         2nd quarter                          0.015             0.015
         3rd quarter                          0.015             0.010
         4th quarter                          0.015             0.013

(B)      HOLDERS.

The number of record holders of the Company's common stock on February 5, 1999 was 1,587.

(C)      DIVIDENDS.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company has not paid any other dividends since February 7, 1995.

ITEM 6.   SELECTED FINANCIAL DATA.(a)

                                              (In thousands except per share data)

                                                    Year ended December 31,
                                   --------------------------------------------------------
                                   1998          1997         1996         1995        1994
                                   ----          ----         ----         ----        ----
Total revenues                 $    198        $  334       $  398       $  926      $  773
Income (loss) before
   income taxes                     (82)           28          133          171         267
Net income (loss)                   (84)         (395)         399          292        (298)
Income (loss) per share           (.001)        (.005)        .005         .003       (.003)
Dividends per share                   0             0            0          .15           0
Total assets                      3,980         4,055        4,455        4,240      16,893
Liabilities                          33            24           29          213          66
Shareholders' equity              3,947         4,031        4,426        4,027      16,827
Book value per share                .05           .05          .05          .05         .19
Weighted average shares
   outstanding                   87,284        87,284       87,284       87,284      87,284

------------------------------

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

(a)      RESULTS OF OPERATIONS.

         (i) YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

The Company recorded a loss before income taxes of $81,864 in 1998 compared to income before income taxes of $27,907 in 1997. The decrease resulted principally from (i) a decrease in rental income of $138,574 attributable to the termination of the lease of the Michigan shopping center with Witmark, Inc. and (ii) an increase in rental operating expenses of $11,229. The decline in operating results was partially offset by a decrease in legal fees of $35,791 primarily attributable to the settlement of litigation with Witmark, Inc. See "Item 3. Legal Proceedings."

The Company recorded a net loss of $84,084 in 1998 compared to a net loss of $395,177 in 1997. The decrease in net loss resulted principally from a decrease of $447,844 in the valuation allowance against deferred tax assets. A valuation allowance is provided to reduce the deferred tax assets to a value which, more likely than not, will be realized. The valuation allowance against deferred tax assets is determined by management based on its estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance was based upon an assumption of two years of future operations and the sale of the rental property at the end of the two-year period.

         (ii) YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

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

(b)      LIQUIDITY, CAPITAL RESOURCES AND FUTURE OPERATIONS.

As of December 31, 1998, the Company had cash in the amount of $3,113,031 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

The business direction of the Company is uncertain. As a result, the reported financial information contained in this Annual Report on Form 10-K is not necessarily indicative of future operating results or of future financial condition.

(c)      NEW ACCOUNTING STANDARDS.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company does not have any stock options, warrants or other convertible securities outstanding, basic and diluted EPS are the same for all periods presented.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise report, by major components, and as a single total, the change in its net assets during the period from nonowner sources. Adoption of this statement will not impact the Company's financial statements.

(d)      IMPACT OF YEAR 2000.

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

However, the Company maintains significant cash and cash equivalent balances at two United States banks. The Company cannot, at this time, make any assurances that the computer systems of the banks will be year 2000 compliant. If such systems are not year 2000 compliant, the Company's results of operations and financial position could be adversely affected in a material manner. Management intends to request information from the banks regarding their year 2000 readiness and to evaluate the possible impact on the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable. The Company has exposure to interest rate changes as a result of interest rate changes relating to the cash and cash equivalent balances that it maintains with two banks. However, the Company believes that any such reasonably anticipated changes in interest rates are unlikely to have a material effect on the Company's financial position and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

               NAME                    AGE             POSITION WITH THE COMPANY
               ----                    ---             -------------------------
         William J. Adams              69              Director and Secretary

         Allan L. Chapman              61              Chairman of the Board of Directors, Chief
                                                       Executive Officer and President

         Morris Engel                  72              Chief Financial Officer and Treasurer

         Ira L. Gottshall              41              Director

         Peter M. Graham               44              Director

         Ronald LaBow                  64              Director

         Martin Oliner                 51              Director

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

Ira L. Gottshall has served as a director of the Company since August 1992. Mr. Gottshall is a consultant in the life insurance industry. Mr. Gottshall served as President of National Affiliated Corp., an insurance holding company, from January 1997 until January 1998. Prior to 1997, Mr. Gottshall served as an executive officer of several other insurance companies, including as President and Chief Executive Officer of First Delaware Life Insurance Company from July 1991 until January 1994 and as a Vice President of Evergreen Acceptance Corporation from September 1992 until January 1994.

Peter M. Graham has served as a director of the Company since March 1991. Mr. Graham has served as Vice Chairman of Ladenburg, Thalmann & Co. Inc., an investment banking firm, since 1998. Mr. Graham served as Director of Corporate Finance of Ladenburg, Thalmann & Co. Inc. from 1989 until 1995, as its President from 1995 until 1998 and as a director of the firm since 1982. He also serves as a director of Seventh Generation, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION.

(a)      SUMMARY COMPENSATION TABLE.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

                                                     SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  LONG-TERM COMPENSATION
                                                                        -------------------------------------
                                        ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                             ---------------------------------------    -----------------------   -----------
                                                                                     SECURITIES
                                                          OTHER         RESTRICTED   UNDERLYING
      NAME AND                                            ANNUAL           STOCK      OPTIONS/      LTIP           ALL OTHER
PRINCIPAL POSITION   YEAR    SALARY($)    BONUS($)   COMPENSATION($)    AWARDS($)     SARS(#)     PAYOUTS($)   COMPENSATION($)(1)
------------------   ----    ---------    --------   ---------------    ---------   ----------    ----------   ------------------
Allan L. Chapman     1998     $36,000         0             0                0           0             0              $4,000
Chairman, Chief      1997     $36,000         0             0                0           0             0              $4,000
Executive Officer    1996     $36,000         0             0                0           0             0              $4,000
and President

---------------
(1)      Represents Mr. Chapman's receipt of directors' fees.

(b)      COMPENSATION OF DIRECTORS.

During 1998, the Company's directors received $1,000 per Board meeting and $500 per committee meeting, and their expenses incurred in attending such meetings were reimbursed by the Company.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of March 22, 1999 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of March 22, 1999 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

                                                                          APPROXIMATE
                                                 SHARES OF STOCK           PERCENT
   NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED          OF CLASS
   ------------------------                    ------------------          --------
FIVE PERCENT SHAREHOLDERS
First Lincoln Holdings, Inc.(1)                     72,867,965              83.48%
Evergreen Acceptance Corporation
  1001 Jefferson Plaza, Suite 200
  1001 Jefferson Street
  Wilmington, DE 19801

DIRECTORS AND
NAMED EXECUTIVE OFFICERS

William J. Adams                                      20,000                   *

Allan L. Chapman                                     235,000                   *

Ira L. Gottshall                                           0                   0

Peter M. Graham                                            0                   0

Ronald LaBow                                               0                   0

Martin Oliner(2)                                  72,867,965               83.48%

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP
  (7 persons)(2)                                  73,122,965               83.78%

------------------------------

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

(2) Information presented for Mr. Oliner includes shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. and its wholly owned subsidiary, Evergreen Acceptance Corporation. Mr. Oliner serves as Chairman of the Board, Chief Executive Officer and President of First Lincoln Holdings, Inc. Mr. Oliner is also the owner of all of the outstanding capital stock of First Lincoln Holdings, Inc. Mr. Oliner does not have direct ownership of any shares of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP. The Company paid fees of $13,535 to Engel, Kalvin, McMillan & Kipper, LLP in 1998 in consideration for accounting and tax services rendered by that firm.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                                                                              PAGE NO.
Report of BDO Seidman, LLP................................................       F-1

Balance Sheets - December 31, 1998 and 1997...............................       F-2

Statements of Operations - Years
              Ended December 31, 1998, 1997 and 1996......................       F-3

Statements of Changes in Shareholders'
              Equity - Years Ended December 31, 1998,
              1997 and 1996 ..............................................       F-4

Statements of Cash Flows - Years Ended
              December 31, 1998, 1997 and 1996............................       F-5

Notes to Financial Statements.............................................       F-6

Report of BDO Seidman, LLP on Schedules...................................       F-11

Schedule II - Valuation and Qualifying Accounts...........................       F-12

Schedule III - Real Estate and Accumulated
              Depreciation................................................       F-13

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

         27.1 Financial Data Schedule (included only in the electronic filing)

REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 1999             REGENCY EQUITIES CORP.

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

Date:  March 23, 1999             By  /s/ ALLAN L. CHAPMAN
                                    -------------------------------------
                                    Allan L. Chapman
                                    Chairman of the Board, Chief Executive
                                    Officer and President (Principal
                                    Executive Officer)

Date:  March 23, 1999             By  /s/ MORRIS ENGEL
                                    -------------------------------------
                                    Morris Engel
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)

Date:  March 23, 1999             By  /s/ WILLIAM J. ADAMS
                                    -------------------------------------
                                    William J. Adams
                                    Secretary and Director

Date:  March 23, 1999             By  /s/ RONALD LaBOW
                                    -------------------------------------
                                    Ronald LaBow
                                    Director

Date:  March 23, 1999             By  /s/ PETER M. GRAHAM
                                    -------------------------------------
                                    Peter M. Graham
                                    Director

Date:  March 23, 1999             By  /s/ IRA L. GOTTSHALL
                                    -------------------------------------
                                    Ira L. Gottshall
                                    Director

Date:  March 23, 1999             By  /s/ MARTIN OLINER
                                    -------------------------------------
                                    Martin Oliner
                                    Director

                             REGENCY EQUITIES CORP.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8 AND ITEM 14(a)(1) and 14(a)(2)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Regency Equities Corp.

We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 1998 and 1997 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                              BDO SEIDMAN, LLP

Los Angeles, California
February 9, 1999

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                     -------------------------------------
                                                         1998                      1997
                                                     -----------               -----------
ASSETS
    Cash (Note A)                                    $ 3,113,031               $ 3,137,924
    Rent receivable                                        3,412                     3,752
    Rental property owned, net of write
     down for possible loss of $215,000
     and accumulated depreciation of
     $392,544 in 1998 and $343,476 in
     1997 (Note B)                                       863,897                   912,965
                                                     -----------               -----------

                                                     $ 3,980,340               $ 4,054,641
                                                     -----------               -----------
                                                     -----------               -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued
     expenses                                        $    30,549               $    22,366
    Income taxes payable (Note C)                          3,020                     1,420
                                                     -----------               -----------

                                                          33,569                    23,786
                                                     -----------               -----------
CONTINGENCIES (Note A)

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01
     per share, authorized 5,000,000
     shares; none issued
    Common stock, par value $.01
     per share, authorized
     125,000,000 shares; issued and
     outstanding 87,283,661 shares                       872,836                   872,836
    Additional paid-in capital                        47,660,331                47,660,331
    Accumulated deficit                             ( 44,586,396)             ( 44,502,312)
                                                     -----------               -----------

                                                       3,946,771                 4,030,855
                                                     -----------               -----------

                                                     $ 3,980,340               $ 4,054,641
                                                     -----------               -----------
                                                     -----------               -----------

                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                   1998                   1997                  1996
                                               -----------            -----------           -----------
REVENUES:
    Interest income                            $   150,090            $   147,741           $   125,495
    Rental income                                   48,068                186,642               272,665
                                               -----------            -----------           -----------

         TOTAL REVENUES                            198,158                334,383               398,160
                                               -----------            -----------           -----------
EXPENSES:
    Administrative expense                         100,693                108,004               101,027
    Professional fees (Note E)                      51,376                 81,748                52,964
    Rental expense                                 127,953                116,724               111,181
                                               -----------            -----------           -----------
          TOTAL EXPENSES                           280,022                306,476               265,172
                                               -----------            -----------           -----------

          INCOME (LOSS) BEFORE INCOME
           TAXES                                 (  81,864)                27,907               132,988

PROVISION (BENEFIT) FOR INCOME TAXES
 (NOTE C)                                            2,220                423,084             (  266,422)
                                                 -----------           -----------           -----------
          NET INCOME (LOSS)                      ($   84,084)          ($  395,177)          $   399,410
                                                 -----------           -----------           -----------
                                                 -----------           -----------           -----------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               87,283,661            87,283,661            87,283,661
                                                 -----------           -----------           -----------
                                                 -----------           -----------           -----------
NET INCOME (LOSS) PER SHARE--
 Basic and Diluted                               ($     .001)          ($     .005)          $      .005

                                                 -----------           -----------           -----------
                                                 -----------           -----------           -----------

                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1998

                                    COMMON STOCK
                              -------------------------     ADDITIONAL
                               NUMBER OF                     PAID-IN        ACCUMULATED
                                SHARES         AMOUNT        CAPITAL          DEFICIT
                              -----------   ----------     -----------      -----------
BALANCE AT
  January 1, 1996             87,283,661      $872,836     $47,660,331      ($44,506,545)

      Net income                                                                 399,410
                              ----------      --------     -----------       -----------

BALANCE AT
  December 31, 1996           87,283,661       872,836      47,660,331      ( 44,107,135)

      Net loss                                                              (    395,177)
                              ----------      --------     -----------       -----------

BALANCE AT
  December 31, 1997           87,283,661       872,836      47,660,331      ( 44,502,312)

      Net loss                                                              (     84,084)
                              ----------      --------     -----------       -----------

BALANCE AT
    December 31, 1998         87,283,661      $872,836     $47,660,331      ($44,586,396)
                              ----------      --------     -----------       -----------
                              ----------      --------     -----------       -----------

                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                              1998              1997         1996
                                                          -----------     -----------  -----------
          INCREASE (DECREASE) IN CASH

OPERATING ACTIVITIES:

    Net income (Loss)                                   ($   84,084)     ($ 395,177)    $  399,410

    Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in)
    operating activities:
      Depreciation                                           49,068          49,068         49,068

    Changes in operating assets and liabilities:
      Rent receivable                                           340          94,396          2,841
      Accounts payable and accrued
       expenses                                               8,183     (     5,373)   (   184,039)
      Deferred income taxes                                                 421,164    (   269,342)
      Income taxes payable                                    1,600     (       300)           400
                                                         ----------      ----------     ----------

          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                         (    24,893)        163,778    (     1,662)
                                                         ----------      ----------     ----------

INCREASE (DECREASE) IN CASH                             (    24,893)        163,778    (     1,662)

CASH BEGINNING OF YEAR                                    3,137,924       2,974,146      2,975,808
                                                         ----------      ----------     ----------

CASH END OF YEAR                                         $3,113,031      $3,137,924     $2,974,146
                                                         ----------      ----------     ----------
                                                         ----------      ----------     ----------

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

CASH: Cash at December 31, 1998 is deposited with two major U.S. banks. At December 31, 1998 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

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

                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No 128 Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company does not have any stock options, warrants or other convertible securities outstanding, basic and diluted EPS are the same, and only basic EPS is presented.

NOTE B - RENTAL PROPERTY AND DEPRECIATION

The Company, as lessor, leases space in a shopping center (the "Center") located in Grand Rapids, Michigan.

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

                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE C - INCOME TAXES (BENEFIT)

The provision (benefit) for income taxes consists of:

                                      1998               1997                1996
                                   ----------         ----------          ----------
Federal:

     Current                       $     -              $   -               $   -
     Deferred                       2,178,384          (  24,930)             47,814
State:

     Current                            2,220              1,920               2,920
     Deferred                         150,565          (   1,750)          (   1,286)
Increase (decrease)
 in valuation allowance
 of deferred tax assets           ( 2,328,949)           447,844           ( 315,870)
                                   ----------           --------            --------

   Total                           $    2,220           $423,084           ($266,422)
                                   ----------           --------            --------
                                   ----------           --------            --------

The reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                                 1998           1997            1996
                                               --------       --------        --------

  Federal tax at statutory rate                 ( 34.0%)         34.0%           34.0%
  State income tax, net of
   federal income tax benefit                      2.7            6.9             3.2
  Increase (decrease) in valuation
   allowance of deferred tax assets               34.0        1,475.1          (237.5 )
                                                 ------       --------          ------

  Provision (benefit) for income taxes             2.7%       1,516.0%         (200.3%)
                                                 ------       --------          ------
                                                 ------       --------          ------

                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE C - INCOME TAXES (BENEFIT) (continued)

Deferred tax assets (liabilities) consist of:

                                                            1998                  1997
                                                         ----------            ----------
  Depreciation                                          ($   60,842)          ($   62,452)
                                                         ----------            ----------

         Gross deferred tax liabilities                 (    60,842)          (    62,452)
                                                         ----------            ----------

  Rental property loss allowance                             76,435                76,435
  Loss carryforwards                                      3,462,268             5,792,827
                                                         ----------            ----------

         Gross deferred tax assets                        3,538,703             5,869,262

  Valuation allowance                                   ( 3,477,861)          ( 5,806,810)
                                                         ----------            ----------

         Net deferred tax assets                             60,842                62,452
                                                         ----------            ----------

         Deferred taxes                                  $        0            $        0
                                                         ----------            ----------
                                                         ----------            ----------

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The net change in the total valuation allowance for the years ended December 31, 1998, 1997, and 1996 were ($2,328,949), $447,844 and ($1,223,793), respectively. The decreases in
1998 and 1996 resulted primarily from the expiration of loss carryforwards and the increase in 1997 was due to the decrease in rental income.

                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE C - INCOME TAXES (BENEFIT) (concluded)

The Company had operating loss carryforwards at December 31, 1998 for federal tax purposes as follows:

       EXPIRES IN:
       1999                             $8,700,000
       2006                                630,000
       2009                                460,000
       2018                                 80,000
                                        ----------
                                        ----------
                                        $9,870,000

The Company also had significant Michigan state operating loss carryforwards at December 31, 1998.

The Company made income tax payments of $1,420, $2,220 and $2,520 during 1998, 1997 and 1996, respectively.

NOTE D - INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1996, 1997 or 1998. No options were outstanding at December 31, 1998; however, options were available to be granted for 5,450,000 shares.

NOTE E - RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $13,535 in 1998, $17,167 in 1997 and $21,471 in 1996.

                                   (continued)

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULES

Board of Directors
Regency Equities Corp.

The audits referred to in our report dated February 9, 1999 relating to the financial statements of Regency Equities Corp., which is contained in Item 8 of this Form 10K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP


Los Angeles, California
February 9, 1999

                             REGENCY EQUITIES CORP.

                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

                                                        Additions     Additions
                                        Balance at    (deductions)  (deductions)    Balance
                                         beginning     charged to       from        at end
                                         of year       operations      reserve      of year
                                        ----------    ------------  ------------   ---------
Deferred tax valuation
 allowance deducted from deferred
  tax assets:
   Year ended December 31, 1997         $5,358,966    $  447,844     $     -        $5,806,810
                                        ----------    ----------     ----------     ----------

   Year ended December 31, 1998         $5,806,810    $    -        ($2,328,949)    $3,477,861
                                        ----------    ----------     ----------     ----------

                             REGENCY EQUITIES CORP.

             REAL ESTATE AND ACCUMULATED DEPRECIATION - SCHEDULE III

                                          Costs
                                       capitalized            Gross amount
                                     subsequent to         at which carried
                     Initial Cost     acquisition         at close of period             (4)               Life (years)
                 ------------------  -------------        -------------------       Accumu-                  on which
          (1)             Bldg. &                            Bldg. &                 lated                   deprecia-
  Descrip-               Improve-    Improve-                Improve-        (5)    Deprecia-     Date        tion is
    tion      Land        ments       ments       Land        ments       Total       tion       acquired    computed
  ---------  ------     ----------   --------    ------     ---------    --------   ----------   --------   -----------
December 31,
 1998        $266,076    $794,337    $411,028   $266,076   $1,205,365  $1,471,441    $392,544    Oct 1976       25

     (1)  The property is a shopping arcade in Grand Rapids, Michigan.

     (2) The property was not subject to encumbrance at December 31, 1998, 1997, or 1996.

     (3) An allowance for possible losses of $215,000 has been provided at December 31, 1998 1997, and 1996 to adjust the carrying value of the property to estimated net realizable value.

     (4)  Reconciliation of accumulated depreciation:

                                                1998         1997         1996
                                              --------     --------     --------
          Balance at beginning of period      $343,476     $294,408     $245,340
          Additions during period               49,068       49,068       49,068
                                              --------     --------     --------

           Balance at close of period         $392,544     $343,476     $294,408
                                              --------     --------     --------
                                              --------     --------     --------

     (5) The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1996, 1997 and 1998 was $1,471,441.

                             REGENCY EQUITIES CORP.

                           ANNUAL REPORT ON FORM 10-K

                              INDEX TO EXHIBITS

Exhibit
Number                                 Description                                       Page
------                                 -----------                                       ----
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