Form 10-Q
period 1999-03-31
REGENCY EQUITIES CORP
filed 1999-05-13
CIK 46656

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               -----------------------

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

                         Commission file number   O-10695
                                                -----------

                            REGENCY EQUITIES CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     23-2298894
---------------------------------            ---------------------------------
  (State or other jurisdiction                        (I.R.S. employer
of incorporation or organization)                    identification no.)

     11845 W. Olympic Boulevard, Suite 900 Los Angeles, CA    90064-5023
------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip code)

    Registrant's telephone number, including area code   (310) 827-9604
                                                       ------------------
------------------------------------------------------------------------------
                 Former name, former address and former fiscal year,
                            if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X         No
                                                    -------          -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 6, 1999 is 87,283,661.

                              REGENCY EQUITIES CORP.

                                      INDEX

                                                                           Page
                                                                           ----
Part I    Financial information

Item 1.   Financial statements

          Balance sheets as of March 31, 1999
               (Unaudited) and December 31, 1998 . . . . . . . . . . . . .  1

          Statements of operations for the three
               months ended March 31, 1999 and 1998
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  2

          Statement of changes in shareholders' equity
               for the three months ended March 31, 1999
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  3

          Statements of cash flows for the three months
               ended March 31, 1999 and 1998 (Unaudited) . . . . . . . . .  4

          Notes to financial statements (Unaudited). . . . . . . . . . . .  5

Item 2.   Management's discussion and analysis
               of financial condition and results . . . . . . . . . . . .   6

Item 3.   Quantitative and Qualitative
               Disclosures About Market Risk  . . . . . . . . . . . . . .   6

Part II   Other information

Item 6.   Exhibits and reports on Form 8-K . . . . . . . . . . . . . . .    7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               REGENCY EQUITIES CORP.

                                   BALANCE SHEETS

                                                        March 31,
                                                          1999          December 31,
                                                       (Unaudited)          1998
                                                       -----------      -----------
ASSETS
  Cash                                                $ 3,072,130       $ 3,113,031
  Rent receivable                                           2,235             3,412
  Rental property owned, net of write
   down for possible loss of $215,000
   and accumulated depreciation of
   $404,811 in 1999 and $392,544 in 1998                  851,630           863,897
                                                      -----------       -----------
                                                      $ 3,925,995       $ 3,980,340
                                                      -----------       -----------
                                                      -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses               $    25,601       $    30,549
  Income taxes payable                                        610             3,020
                                                      -----------       -----------
                                                           26,211            33,569
                                                      -----------       -----------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01
   per share, authorized 5,000,000
   shares; none issued
  Common stock, par value $.01
   per share, authorized
   125,000,000 shares; issued and
   outstanding 87,283,661 shares                          872,836           872,836
  Additional paid-in capital                           47,660,331        47,660,331
  Accumulated deficit                                 (44,633,383)      (44,586,396)
                                                      -----------       -----------
                                                        3,899,784         3,946,771
                                                      -----------       -----------
                                                      $ 3,925,995       $ 3,980,340
                                                      -----------       -----------
                                                      -----------       -----------

                   See accompanying notes to financial statements

                               REGENCY EQUITIES CORP.

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      -----------------------------
                                                          1999              1998
                                                      -----------       -----------
REVENUES:
  Interest income                                     $    34,196       $    37,601
  Rental income                                            12,045            11,739
                                                      -----------       -----------
      TOTAL REVENUES                                       46,241            49,340
                                                      -----------       -----------
EXPENSES:
  Administrative expense                                   32,318            27,670
  Professional fees                                        28,389            27,131
  Rental expense                                           31,311            28,414
                                                      -----------       -----------
       TOTAL EXPENSES                                      92,018            83,215
                                                      -----------       -----------
       INCOME (LOSS) BEFORE INCOME TAXES                  (45,777)          (33,875)

PROVISION FOR INCOME TAXES                                  1,210             1,510
                                                      -----------       -----------
       NET INCOME (LOSS)                                 ($46,987)         ($35,385)
                                                      -----------       -----------
                                                      -----------       -----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                           87,283,661        87,283,661
                                                      -----------       -----------
                                                      -----------       -----------
INCOME (LOSS) PER SHARE                                    ($.001)      $      .000
                                                      -----------       -----------
                                                      -----------       -----------

                 See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    (UNAUDITED)

                                                     Common Stock
                                              -------------------------   Additional
                                               Number of                    Paid-In      Accumulated
                                                Shares         Amount       Capital        deficit
                                              ----------    ----------    -----------   ------------
Balance at December 31, 1998                  87,283,661    $  872,836    $47,660,331   ($44,586,396)

  Net loss for the three months ended
   March 31, 1999                                                                            (46,987)
                                              ----------    ----------    -----------    -----------
Balance at March 31, 1999                     87,283,661    $  872,836    $47,660,331   ($44,633,383)
                                              ----------    ----------    -----------    -----------
                                              ----------    ----------    -----------    -----------

                  See accompanying notes to financial statements

                                REGENCY EQUITIES CORP.

                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ----------------------------
                                                          1999            1998
                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     ($46,987)        ($35,385)

   Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
     Depreciation                                          12,267           12,267

   Changes in operating assets and liabilities:
    Rent receivable                                         1,177            2,512
    Accounts payable and accrued expenses                  (4,948)          17,783
    Income taxes payable                                   (2,410)              90
                                                      -----------       ----------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                 (40,901)           2,733

CASH BEGINNING OF PERIOD                                3,113,031        3,137,924
                                                      -----------      -----------
CASH END OF PERIOD                                    $ 3,072,130      $ 3,135,191
                                                      -----------      -----------
                                                      -----------      -----------

                 See accompanying notes to financial statements

                              Regency Equities Corp.
                          Notes to Financial Statements
                                  March 31, 1999
                                   (Unaudited)

1.   Significant accounting policies

     Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1998 together with certain procedural disclosures.

2.   Basis of reporting

     The balance sheet as of March 31, 1999, the statements of operations for the three month periods ended March 31, 1999 and 1998, the statement of changes in shareholders' equity for the three months ended March 31, 1999, and the statements of cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1999 and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of operations

During the first quarter of 1999, the Company recorded a loss of $45,777, before income taxes, compared to loss of $33,875 before income taxes for the same period in 1998. The increase resulted principally from the decrease in interest income of $3,405 attributable to a decrease in the cash balance and an increase in the directors committee fee expense of $6,000.

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

                                           REGENCY EQUITIES CORP.
                                      ----------------------------------
                                               (Registrant)


DATE: May 13, 1999                    By /s/  ALLAN L. CHAPMAN
                                         -------------------------------
                                         Allan L. Chapman
                                         Chairman of the Board, Chief
                                         Executive Officer and President
                                         (Principal Executive Officer)


DATE: May 13, 1999                    By /s/  MORRIS ENGEL
                                         -------------------------------
                                         Morris Engel
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                REGENCY EQUITIES CORP.

                            QUARTERLY REPORT ON FORM 10-Q

                                  INDEX TO EXHIBITS

   Exhibit
   Number

     27.1      Financial Data Schedule (included only in the electronic filing)
