Form 10-Q
period 1999-06-30
REGENCY EQUITIES CORP
filed 1999-08-11
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1999
                               ------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 10, 1999 is 87,283,661.

                             REGENCY EQUITIES CORP.

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I      Financial information

Item 1.     Financial statements

            Balance sheets as of June 30, 1999
             (Unaudited) and December 31, 1998.......................................1

            Statements of operations for the three
             months and six months ended June 30, 1999
             and 1998 (Unaudited)................................................... 2

            Statement of changes in shareholders' equity
             for the six months ended June 30, 1999
             (Unaudited).............................................................3

            Statements of cash flows for the six months
             ended June 30, 1999 and 1998 (Unaudited)................................4

            Notes to financial statements (Unaudited)................................5

Item 2.     Management's Discussion and Analysis
             of financial condition and results
             of operations...........................................................6

Item 3.     Quantitative and Qualitative
             Disclosures About Market Risk...........................................6

Part II     Other information

Item 6.     Exhibits and Reports on Form 8-K.........................................7

Signature Page.......................................................................8

Index to exhibits....................................................................9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS

                                                          JUNE, 30
                                                           1 9 9 9           DECEMBER 31,
                                                         (UNAUDITED)            1 9 9 8
                                                        ------------         ------------
ASSETS
    Cash                                                $ 3,063,537          $ 3,113,031
    Rent receivable                                           3,769                3,412
    Rental property owned, net of write
     down for possible loss of $215,000
     and accumulated depreciation of
     $417,078 in 1999 and $392,544 in
     1998                                                   839,363              863,897
                                                        -----------          -----------

                                                        $ 3,906,669          $ 3,980,340
                                                        ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses               $    19,728          $    30,549
    Income taxes payable                                        610                3,020
                                                        -----------          -----------

                                                             20,338               33,569
                                                        -----------          -----------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per
     share, authorized 5,000,000 shares;
     none issued
    Common stock, par value $.01 per
     share, authorized 125,000,000 shares;
     issued and outstanding 87,283,661
     shares                                                 872,836              872,836
    Additional paid-in capital                           47,660,331           47,660,331
    Accumulated deficit                                 (44,646,836)         (44,586,396)
                                                        -----------          -----------

                                                          3,886,331            3,946,771
                                                        -----------          -----------

                                                        $ 3,906,669          $ 3,980,340
                                                        ===========          ===========


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                        JUNE 30,                         JUNE 30,
                                -----------------------         -----------------------
                                1 9 9 9         1 9 9 8         1 9 9 9         1 9 9 8
                                -------         -------         -------         -------
REVENUES
Interest income              $     34,211    $     37,918    $     68,407    $     75,519
Rental income                      12,034          11,880          24,079          23,619
                             ------------    ------------    ------------    ------------
  Total revenues                   46,245          49,798          92,486          99,138
                             ------------    ------------    ------------    ------------
EXPENSES
Administrative expense             24,339          25,992          56,929          53,662
Professional fees                   7,697           3,691          36,086          30,822
Rental expense                     27,390          28,258          58,701          56,672
                             ------------    ------------    ------------    ------------
  Total expenses                   59,426          57,941         151,716         141,156
                             ------------    ------------    ------------    ------------
  Loss before income taxes     (   13,181)      (   8,143)      (  59,230)      (  42,018)


PROVISION FOR INCOME TAXES           --              --             1,210           1,510
                             ------------    ------------    ------------    ------------
  Net loss                   ($    13,181)   ($     8,143)   ($    60,440)   ($    43,528)
                             ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING            87,283,661      87,283,661      87,283,661      87,283,661
                             ============    ============    ============    ============
INCOME (LOSS) PER SHARE      $       .001     $      .000    ($      .001)    $      .001
                             ============    ============    ============    ============

                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                COMMON STOCK
                          ------------------------       ADDITIONAL
                           NUMBER OF                       PAID-IN      ACCUMULATED
                            SHARES         AMOUNT          CAPITAL        DEFICIT
                          ----------      --------       -----------   ------------
BALANCE AT
 December 31, 1998        87,283,661      $872,836       $47,660,331   ($44,586,396)

Net loss for the
 six months ended
 June 30, 1999                                                         (     60,440)
                          ----------      --------       -----------    -----------

BALANCE AT
 June 30, 1999            87,283,661      $872,836       $47,660,331   ($44,646,836)
                          ==========      ========       ===========    ===========


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         ------------------------
                                                         1 9 9 9          1 9 9 8
                                                         -------          -------
CASH USED IN OPERATING ACTIVITIES:
    Net loss                                           ($   60,440)     ($   43,528)

    Adjustments to reconcile net
     loss to net used in operating
     activities:
    Depreciation                                            24,534           24,534

    Change in operating assets and liabilities:
      Rent receivable                                  (       357)           1,133
      Accounts payable and accrued expenses            (    10,821)             203
      Income taxes payable                             (     2,410)              90
                                                        ----------       ----------

NET CASH USED IN OPERATING ACTIVITIES                  (    49,494)     (    17,568)

CASH - BEGINNING OF PERIOD                               3,113,031        3,137,924
                                                        ----------       ----------

CASH - END OF PERIOD                                    $3,063,537       $3,120,356
                                                        ==========       ==========

                 See accompanying notes to financial statements

                             Regency Equities Corp.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

1.       Significant accounting policies

         Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1998, together with certain procedural disclosures.

2.       Basis of reporting

         The balance sheet as of June 30, 1999, the statements of operations for the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998, the statement of changes in shareholders' equity for the six months ended June 30, 1999 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of its operations and cash flows for the three month and six month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         (a) During the second quarter of 1999, the Company recorded a loss of $13,181 before income taxes compared to a loss of $8,143 for the same period of 1998. The increase resulted principally from an increase in legal expenses of $3,935.

                  During the six months ended June 30, 1999, the Company recorded a loss of $59,230 before income taxes compared to a loss of $42,018 for the same period of 1998. The increase resulted principally from the decrease in interest income of $7,112 due to a decrease in the cash balance and an increase in professional fees of $5,264.

         (b)      Impact of Year 2000

                  The Company presently is not aware of any material operational year 2000-related concerns and believes that, with minor modifications to existing accounting software or conversion to new software, any year 2000 concerns can be mitigated.

                  The Company maintains significant cash balances at two United States banks. Management has requested and received information from the banks which indicates that the computer systems of the banks are year 2000 compliant.

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

                                       REGENCY EQUITIES CORP.
                                       -----------------------
                                             (Registrant)


DATE: August 11, 1999              By /s/  ALLAN L. CHAPMAN
                                     ------------------------------------------
                                     Allan L.  Chapman
                                     Chairman of the Board, Chief
                                     Executive Officer and President
                                     (Principal Executive Officer)


DATE: August 11, 1999              By /s/  MORRIS ENGEL
                                     -----------------------------------------
                                     Morris Engel
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

                             REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS

Exhibit
 Number                        Description
-------                        -----------
27.1            Financial Data Schedule (included only in the
                electronic filing).