Form 10-Q
period 1999-09-30
REGENCY EQUITIES CORP
filed 1999-11-15
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                                 ------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------

                         Commission file number 0-10695
                                                -------

                             REGENCY EQUITIES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              23-2298894
    --------------------------------            -------------------
      (State or other jurisdiction               (I.R.S. employer
    of incorporation or organization)           identification no.)

        11845 WEST OLYMPIC BOULEVARD, SUITE 900 LOS ANGELES, CA 90064
        -------------------------------------------------------------
             (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code 310-827-9604
                                                   ------------


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                                                  ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of November 9, 1999 is 87,283,661.

                             REGENCY EQUITIES CORP.

                                      INDEX


                                                                                       Page
                                                                                       ----
Part I            Financial information

Item 1.           Financial statements

                  Balance sheets as of September 30, 1999
                   (unaudited) and December 31, 1998......................................1

                  Statements of operations for the three
                   months and nine months ended September 30, 1999
                   and 1998 (unaudited)...................................................2

                  Statement of changes in shareholders' equity
                   for the nine months ended September 30, 1999
                   (unaudited)............................................................3

                  Statements of cash flows for the nine months
                   ended September 30, 1999 and 1998 (unaudited)..........................4

                  Notes to financial statements (unaudited)...............................5

Item 2.           Management's discussion and analysis
                   of financial condition and results
                   of operations..........................................................6

Item 3.           Quantitative and Qualitative
                   Disclosures About Market Risk..........................................6

Part II           Other information

Item 6.           Exhibits and reports on Form 8-K........................................7

Signature page............................................................................8

Index to exhibits.........................................................................9


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS


                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                1 9 9 9                  1 9 9 8
                                                                             ( unaudited )
                                                                             -------------            ------------
ASSETS
    Cash and cash equivalents                                                $ 3,058,888              $ 3,113,031
    Rent receivable                                                                2,051                    3,412
    Rental property owned, net of write
     down for possible loss of $215,000 and
     accumulated depreciation of $429,345
     in 1999 and $329,544 in 1998                                                827,096                  863,897
                                                                             -----------              -----------

                                                                             $ 3,888,035              $ 3,980,340
                                                                             ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                    $    12,445              $    30,549
    Income taxes payable                                                           1,220                    3,020
                                                                             -----------              -----------

                                                                                  13,665                   33,569
                                                                             -----------              -----------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per
     share, authorized 5,000,000 shares;
     none issued
    Common stock, par value $.01 per
     share, authorized 125,000,000 shares;
     issued and outstanding 87,283,661
     shares                                                                      872,836                  872,836
    Additional paid-in capital                                                47,660,331               47,660,331
    Accumulated deficit                                                       (44,658,797)            (44,586,396)
                                                                              -----------             -----------

                                                                               3,874,370                3,946,771
                                                                             -----------              -----------

                                                                             $ 3,888,035              $ 3,980,340
                                                                             ===========              ===========


                 See accompanying notes to financial statements

                                                 REGENCY EQUITIES CORP.
                                                STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -------------------------        -------------------------
                                                  1 9 9 9        1 9 9 8           1 9 9 9        1 9 9 8
                                                 ----------     ----------        ----------     ----------
REVENUES
Interest income                                  $   34,499     $   37,903        $  102,906     $  113,422
Rental income                                        11,861         12,557            35,940         36,176
                                                 ----------     ----------        ----------     ----------

  Total revenues                                     46,360         50,460           138,846        149,598
                                                 ----------     ----------        ----------     ----------

EXPENSES
Administrative expense                               23,092         22,851            80,021         76,513
Professional fees                                     4,314          6,398            40,400         37,220
Rental expense                                       30,305         36,464            89,006         93,136
                                                 ----------     ----------        ----------     ----------

  Total expenses                                     57,711         65,713           209,427        206,869
                                                 ----------     ----------        ----------     ----------

  Loss before income
   taxes                                            (11,351)       (15,253)          (70,581)       (57,271)

PROVISION FOR INCOME TAXES                              610                            1,820          1,510
                                                 ----------     ----------        ----------     ----------

  Net loss                                         ($11,961)      ($15,253)         ($72,401)      ($58,781)
                                                 ==========     ==========        ==========     ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              87,283,661     87,283,661        87,283,661     87,283,661
                                                 ==========     ==========        ==========     ==========

LOSS PER SHARE                                        $.000          $.000           ($.001)         ($.001)
                                                 ==========     ==========        ==========     ==========


        See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)


                                        COMMON STOCK
                                 ------------------------      ADDITIONAL
                                  NUMBER OF                      PAID-IN        ACCUMULATED
                                   SHARES         AMOUNT         CAPITAL           DEFICIT
                                 ----------      --------      -----------      -----------
BALANCE AT
 December 31, 1998               87,283,661      $872,836      $47,660,331     ($44,586,396)

Net loss for the
 nine months ended
 September 30, 1999                                                                 (72,401)
                                 ----------      --------      -----------      -----------

BALANCE AT
 September 30, 1999              87,283,661      $872,836      $47,660,331     ($44,658,797)
                                 ==========      ========      ===========     ============


                 See accompanying notes to financial statements

                            REGENCY EQUITIES CORP.

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             ----------------------------
                                                               1 9 9 9           1 9 9 8
                                                             ----------        ----------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
 Net loss                                                      ($72,401)         ($58,781)

 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                                  36,801            36,801
   Change in operating assets and
    liabilities:
    Rent receivable                                               1,361             1,731
    Accounts payable and accrued
     expenses                                                   (18,104)           (6,412)
    Income taxes payable                                         (1,800)               90
                                                              ---------        ----------


NET CASH USED IN
 OPERATING ACTIVITIES:                                          (54,143)          (26,571)

CASH - BEGINNING OF PERIOD                                    3,113,031         3,137,924
                                                             ----------        ----------

CASH - END OF PERIOD                                         $3,058,888        $3,111,353
                                                             ==========        ==========


             See accompanying notes to financial statements

                             Regency Equities Corp.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

1.       Significant accounting policies

         Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1998, together with certain procedural disclosures.

2.       Basis of reporting

         The balance sheet as of September 30, 1999, the statements of operations for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998, the statement of changes in shareholders' equity for the nine months ended September 30, 1999 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of its operations and cash flows for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

During the third quarter of 1999, the Company recorded a loss of $11,351 before income taxes compared to a net loss of $15,253 for the same period of 1998. The decrease resulted principally from the decrease in professional fees of $2,084 and a decrease in rent expenses of $6,159.

During the nine months ended September 30, 1999, the Company recorded a loss of $70,581 before income taxes compared to a net loss of $57,271 for the same period of 1998. The increase resulted principally from the decrease of interest income of $10,516 due to a decrease in the cash balance and an increase in administrative expense and professional fees of $3,508 and $3,180, respectively.

Impact of Year 2000

The Company presently is not aware of any material operational year 2000-related concerns and believes that, with minor modifications to existing accounting software or conversion to a new software, any year 2000 concerns can be mitigated.

The Company maintains significant cash balances at two United States banks. Management has requested and received information from the banks which indicates that the computer systems of the banks are year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

The Company has exposure to interest rate changes relating to the cash and cash equivalent balances that it maintains with two banks. However, the Company believes that any such reasonably anticipated changes in interest rates are unlikely to have a material effect on the Company's financial position and results of operations.

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


                                    REGENCY EQUITIES CORP.
                                    ----------------------
                                        (Registrant)

DATE:  November 15, 1999        By /s/ ALLAN L. CHAPMAN
                                   -----------------------
                                       Allan L. Chapman,
                                       Chairman of the Board, Chief
                                       Executive Officer and President
                                       (Principal Executive Officer)


DATE:  November 15, 1999        By /s/ MORRIS ENGEL
                                   -----------------------
                                       Morris Engel
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                             REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS


Exhibit
Number

  27.1 Financial Data Schedule (included only in the electronic filing)