Form 10-K405
period 1999-12-31
REGENCY EQUITIES CORP
filed 2000-03-30
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES /X/   NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting securities held by nonaffiliates of the registrant as of March 3, 2000, based upon the average of the bid and asked prices on that date, was approximately $778,838. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

    Number of shares of Common Stock, par value $.01, outstanding as of March 28, 2000: 87,283,661.
    Documents Incorporated by Reference: None.

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

The Company owns a shopping center in Grand Rapids, Michigan. Approximately 12% of the shopping center's space is leased to a tenant. The balance of the shopping center's space has been vacant since July 1997. The Company sustained a net operating loss of $72,220 from this property in 1999. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 1999 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

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

The nature and direction of the future business and operations of the Company are uncertain. The Company intends to consider suitable business ventures in which it can employ its liquid assets. During 1999, the Company conducted preliminary negotiations with First Lincoln Holdings, Inc. regarding a cash merger transaction which, if consummated, would have resulted in all stockholders other than First Lincoln Holdings, Inc. and Evergreen Acceptance Corporation receiving cash in exchange for their shares of the Company's common stock. No specific transaction of the type described in the preceding sentence was proposed or agreed upon by the parties, and it is uncertain whether or when such a transaction will be considered again by the parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders during the quarter ended December 31, 1999.

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



            1999                      HIGH                  LOW
            ----                      ----                  ---
        1st quarter                  $0.030               $0.015
        2nd quarter                  $0.030               $0.025
        3rd quarter                  $0.025               $0.025
        4th quarter                  $0.030               $0.015




            1998                      HIGH                  LOW
            ----                      ----                  ---
        1st quarter                  $0.020               $0.015
        2nd quarter                  $0.015               $0.015
        3rd quarter                  $0.015               $0.015
        4th quarter                  $0.015               $0.015

(b)     HOLDERS.

The number of record holders of the Company's common stock on March 13, 2000 was 1,552.

(c)     DIVIDENDS.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company has not paid any other dividends since February 7, 1995.

ITEM 6. SELECTED FINANCIAL DATA.(a)


                                               (In thousands except per share data)
                                                     YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------

                                  1999          1998            1997           1996            1995
                                  ----          ----            ----           ----            ----
Total revenues                 $   189           198         $   334        $   398         $   926
Income (loss) before
   income taxes                    (85)          (82)             28            133             171
Net income (loss)                  (87)          (84)           (395)           399             292
Income (loss) per share          (.001)        (.001)          (.005)          .005            .003
Dividends per share                  0             0               0              0             .15
Total assets                     3,892         3,980           4,055          4,455           4,240
Liabilities                         32            33              24             29             213
Shareholders' equity             3,860         3,947           4,031          4,426           4,027
Book value per share               .04           .05             .05            .05             .05
Weighted average shares
   outstanding                  87,284        87,284          87,284         87,284          87,284

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

(a)     RESULTS OF OPERATIONS.

        (i) YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

The Company recorded a loss before income taxes of $84,933 in 1999 compared to a loss before income taxes of $81,864 in 1998. The increase in loss resulted principally from (i) a reduction in interest income of $12,659 and (ii) an increase in directors' and committee fees of $7,000. The decline in operating results was partially offset by (i) receipt of a one-time fee of $3,150 for use of vacant space in the Company's rental property and (ii) decreases in stockholders' reports of $4,465, professional fees of $5,436 and depreciation expense of $3,862.

The Company recorded a net loss of $86,753 in 1999 compared to a net loss of $84,084 in 1998. The increase in net loss was principally due to the same items that are described in the immediately preceding paragraph. The net loss is after adjustments in the valuation allowance against deferred assets. A valuation allowance is provided to reduce the deferred tax assets to a value which, more likely than not, will be realized. The valuation allowance against deferred tax assets is determined by management based on its estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance was based upon an assumption of two years of future operations and the sale of the rental property at the end of the two-year period.

        (ii) YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

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

(b)     LIQUIDITY, CAPITAL RESOURCES AND FUTURE OPERATIONS.

As of December 31, 1999, the Company had cash in the amount of $3,068,600 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

The business direction of the Company is uncertain. As a result, the reported financial information contained in this Annual Report on Form 10-K is not necessarily indicative of future operating results or of future financial condition.

(c)     IMPACT OF YEAR 2000.

The Year 2000 issue affects computer applications that may not properly recognize and process data for the Year 2000 and beyond because of the use of two digits rather than four to define an applicable year. To date, the Company has not experienced any problems as a result of the commencement of the Year 2000. Although the Company does not anticipate any such problems, there is no assurance that problems related to the Year 2000 issue will not arise in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:


            NAME                 AGE         POSITION WITH THE COMPANY
            ----                 ---         -------------------------

        William J. Adams         70          Director and Secretary

        Allan L. Chapman         62          Chairman of the Board of Directors, Chief
                                             Executive Officer and President

        Morris Engel             73          Chief Financial Officer and Treasurer

        Ira L. Gottshall         42          Director

        Peter M. Graham          45          Director

        Ronald LaBow             65          Director

        Martin Oliner            52          Director

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

Peter M. Graham has served as a director of the Company since March 1991. Mr. Graham is a principal of Ladenburg, Thalmann & Co. Inc., an investment banking firm. Mr. Graham served as Director of Corporate Finance of Ladenburg, Thalmann & Co. Inc. from 1989 until 1995, as its President from 1995 until 1998, as its Vice Chairman from 1998 until June 1999 and as a director of the firm from 1982 until June 1999. He also serves as a director of Alloy Online, Inc.

Ronald LaBow has served as a director of the Company since May 1985. Mr. LaBow has served as Chairman of the Board of Directors of WHX Corp., a steel manufacturing company, since January 1991.

Martin Oliner has served as a director of the Company since November 1993 and has been engaged in the private practice of law since 1972. Mr. Oliner serves as Chairman of the Board of Directors, President and Chief Executive Officer of First Lincoln Holdings, Inc., which is an insurance holding company.

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

ITEM 11.  EXECUTIVE COMPENSATION.

(a)     SUMMARY COMPENSATION TABLE.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                           LONG-TERM COMPENSATION
                                                                       --------------------------------
                                       ANNUAL COMPENSATION                    AWARDS           PAYOUTS
                                -------------------------------------  ----------------------  --------
                                                                                   SECURITIES
                                                          OTHER        RESTRICTED  UNDERLYING
    NAME AND                                              ANNUAL         STOCK      OPTIONS/   LTIP         ALL OTHER
PRINCIPAL POSITION    YEAR      SALARY($)  BONUS($)   COMPENSATION($)  AWARDS($)    SARs(#)   PAYOUTS($)  COMPENSATION($)(1)
------------------    ----      ---------  --------   ---------------  ---------   ---------- ----------  ------------------
Allan L. Chapman      1999      $36,000        0             0             0           0           0          $5,000
Chairman, Chief       1998      $36,000        0             0             0           0           0          $4,000
Executive Officer     1997      $36,000        0             0             0           0           0          $4,000
and President

------------------------------
(1)    Represents Mr. Chapman's receipt of directors' fees.

(b)    COMPENSATION OF DIRECTORS.

During 1999, the Company's directors received $1,000 per Board meeting and $500 per committee meeting, and their expenses incurred in attending such meetings were reimbursed by the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of February 15, 2000 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of February 15, 2000 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.


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

(2) Information presented for Mr. Oliner includes shares of the Company's common stock that are owned by First Lincoln Holdings, Inc. and its wholly owned subsidiary, Evergreen Acceptance Corporation. Mr. Oliner serves as Chairman of the Board, Chief Executive Officer and President of First Lincoln Holdings, Inc. Mr. Oliner and trusts for the benefit of his family are the beneficial owners of all of the outstanding capital stock of First Lincoln Holdings, Inc. Mr. Oliner does not have direct ownership of any shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP. The Company paid fees of $12,286 to Engel, Kalvin, McMillan & Kipper, LLP in 1999 in consideration for accounting and tax services rendered by that firm.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


                                                                                         PAGE NO.
Report of BDO Seidman, LLP...........................................................      F-1

Balance Sheets - December 31, 1999 and 1998..........................................      F-2

Statements of Operations - Years
           Ended December 31, 1999, 1998 and 1997....................................      F-3



Statements of Changes in Shareholders'
           Equity - Years Ended December 31, 1999,
           1998 and 1997 ............................................................      F-4

Statements of Cash Flows - Years Ended
           December 31, 1999, 1998 and 1997..........................................      F-5

Notes to Financial Statements........................................................      F-6

Report of BDO Seidman, LLP on Schedules..............................................      F-11

Schedule II - Valuation and Qualifying Accounts......................................      F-12

Schedule III - Real Estate and Accumulated
           Depreciation..............................................................      F-13

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

        27.1   Financial Data Schedule (included only in the electronic filing)

REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 28, 2000          REGENCY EQUITIES CORP.

                                By /s/ ALLAN L. CHAPMAN
                                ---------------------------------
                                Allan L. Chapman, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  March 28, 2000                 By  /s/ ALLAN L. CHAPMAN
                                        ----------------------------------------
                                        Allan L. Chapman
                                        Chairman of the Board, Chief Executive
                                        Officer and President (Principal
                                        Executive Officer)


Date:  March 28, 2000                 By  /s/ MORRIS ENGEL
                                        ----------------------------------------
                                        Morris Engel
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)


Date:  March 28, 2000                 By  /s/ WILLIAM J. ADAMS
                                        ----------------------------------------
                                        William J. Adams
                                        Secretary and Director


Date:  March 28, 2000                 By  /s/ RONALD LABOW
                                        ----------------------------------------
                                        Ronald LaBow
                                        Director


Date:  March 28, 2000                 By  /s/ PETER M. GRAHAM
                                        ----------------------------------------
                                        Peter M. Graham
                                        Director


Date:                                 By
                                        ----------------------------------------
                                        Ira L. Gottshall
                                        Director


Date:                                 By
                                        ----------------------------------------
                                        Martin Oliner
                                        Director

                                    REGENCY EQUITIES CORP.

                                  ANNUAL REPORT ON FORM 10-K

                              ITEM 8, ITEM 14(a)(1) and 14(a)(2)

                    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                 YEAR ENDED DECEMBER 31, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Regency Equities Corp.

We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 1999 and 1998 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                          BDO SEIDMAN, LLP

Los Angeles, California
February 21, 2000

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS


                                                                        DECEMBER 31,
                                                             --------------------------------
                                                                 1999                 1998
                                                             -----------          -----------
ASSETS
   Cash (Note A)                                             $ 3,068,600          $ 3,113,031
   Rent receivable                                                 4,472                3,412
   Rental property owned, net of write
    down for possible loss of $215,000
    and accumulated depreciation of
    $437,684 in 1999 and $392,544 in
    1998 (Note B)                                                818,757              863,897
                                                             -----------          -----------
                                                             $ 3,891,829          $ 3,980,340
                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable and accrued
    expenses                                                 $    30,591          $    30,549
   Income taxes payable (Note C)                                   1,220                3,020
                                                             -----------          -----------
                                                                  31,811               33,569
                                                             -----------          -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01
    per share, authorized 5,000,000
    shares; none issued
   Common stock, par value $.01
    per share, authorized
    125,000,000 shares; issued and
    outstanding 87,283,661 shares                                872,836              872,836
   Additional paid-in capital                                 47,660,331           47,660,331
   Accumulated deficit                                      ( 44,673,149)        ( 44,586,396)
                                                             -----------          -----------
                                                               3,860,018            3,946,771
                                                             -----------          -----------
                                                             $ 3,891,829          $ 3,980,340
                                                             ===========          ===========


                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF OPERATIONS



                                                                          YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               1999              1998               1997
                                                           -----------       -----------        -----------
REVENUES:
   Interest income                                          $   137,431        $   150,090       $   147,741
   Rental income                                                 48,861             48,068           186,642
   Miscellaneous income                                           3,010               -                 -
                                                            -----------        -----------       -----------
         TOTAL REVENUES                                         189,302            198,158           334,383
                                                            -----------        -----------       -----------

EXPENSES:
   Administrative expense                                       104,114            100,693           108,004
   Professional fees (Note E)                                    46,030             51,376            81,748
   Rental expense                                               124,091            127,953           116,724
                                                            -----------        -----------       -----------
         TOTAL EXPENSES                                         274,235            280,022           306,476
                                                            -----------        -----------       -----------

         INCOME (LOSS) BEFORE INCOME
          TAXES                                            (     84,933)      (     81,864)           27,907

PROVISION FOR INCOME TAXES (NOTE C)                               1,820              2,220           423,084
                                                            -----------        -----------       -----------
         NET LOSS                                          ($    86,753)      ($    84,084)     ($   395,177)
                                                            ===========        ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                          87,283,661         87,283,661        87,283,661
                                                            ===========        ===========       ===========

NET LOSS PER SHARE                                         ($      .001)      ($      .001)     ($      .005)
                                                            ===========        ===========       ===========


                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1999



                                               COMMON STOCK
                                       -------------------------         ADDITIONAL
                                        NUMBER OF                         PAID-IN           ACCUMULATED
                                         SHARES          AMOUNT           CAPITAL             DEFICIT
                                         ------          ------           -------             -------
BALANCE AT
  January 1, 1997                      87,283,661       $872,836        $47,660,331        ($44,107,135)

     Net loss                                                                              (    395,177)
                                       ----------       --------        -----------         -----------

BALANCE AT
  December 31, 1997                    87,283,661        872,836         47,660,331        ( 44,502,312)

     Net loss                                                                              (     84,084)
                                       ----------       --------        -----------         -----------

BALANCE AT
  December 31, 1998                    87,283,661        872,836         47,660,331        ( 44,586,396)

     Net loss                                                                              (     86,753)
                                       ----------       --------        -----------         -----------

BALANCE AT
   December 31, 1999                   87,283,661       $872,836        $47,660,331        ($44,673,149)
                                       ==========       ========        ===========         ===========


                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF CASH FLOWS



                                                                        YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                             1999               1998               1997
                                                         -----------        -----------        -----------
         INCREASE (DECREASE) IN CASH

OPERATING ACTIVITIES:

   Net loss                                             ($   86,753)      ($   84,084)          ($ 395,177)

   Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
     Depreciation                                            45,140            49,068               49,068

   Changes in operating assets and
    liabilities:
     Rent receivable                                    (     1,060)              340               94,396
     Accounts payable and accrued
      expenses                                                   42             8,183          (     5,373)
     Deferred income taxes                                     -                 -                 421,164
     Income taxes payable                               (     1,800)            1,600          (       300)
                                                         ----------        ----------           ----------

         NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                          (    44,431)      (    24,893)             163,778
                                                         ----------        ----------           ----------

INCREASE (DECREASE) IN CASH                             (    44,431)      (    24,893)             163,778

CASH BEGINNING OF YEAR                                    3,113,031         3,137,924            2,974,146
                                                         ----------        ----------           ----------

CASH END OF YEAR                                         $3,068,600        $3,113,031           $3,137,924
                                                         ==========        ==========           ==========


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

CASH: Cash at December 31, 1999 is deposited with two major U.S. banks. At December 31, 1999 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION: Rental property is depreciated over its estimated useful life of 25 years using the straight-line method.

LONG-LIVED ASSETS: The Company periodically reviews long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. In determining if an impairment exists, management estimates the future undiscounted cash flows expected to be received, including the eventual disposition of the asset, less the related estimated cash out-flows expected to be incurred. If an impairment is indicated based upon the above, a determination is made of the assets estimated fair value based upon recent appraisals. If the estimated fair value is less than the assets net book value, an impairment is recognized.

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

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No 128 Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company does not have any stock options, warrants or other convertible securities outstanding, basic and diluted EPS are the same, and only basic EPS is presented.

NOTE B - RENTAL ACTIVITY

The Company, as lessor, leases space in a shopping center (the Center) located in Grand Rapids, Michigan.

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


                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE C - INCOME TAXES

The provision for income taxes consists of:


                                                   1999              1998          1997
                                                ----------        ----------    ----------
Federal:
    Current                                     $     -           $     -         $   -
    Deferred                                     2,859,729         2,178,384     (  24,930)
State:
    Current                                          1,820             2,220         1,920
    Deferred                                       202,414           150,565     (   1,750)
Increase (decrease)
 in valuation allowance
 of deferred tax assets                        ( 3,062,143)      ( 2,328,949)      447,844
                                                ----------        ----------      --------
   Total                                        $    1,820        $    2,220      $423,084
                                                ==========        ==========      ========

The reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:


                                                               1999        1998         1997
                                                             --------    --------     --------
  Federal tax (benefit) at
   statutory rate                                             ( 34.0%)    ( 34.0%)       34.0%
  State income tax, net of
   federal income tax benefit                                    2.1         2.7          6.9
  Change in valuation allowance
   of deferred tax assets                                       34.0        34.0      1,475.1
                                                               ------      ------     --------

  Provision for income taxes                                     2.1%        2.7%     1,516.0%
                                                               ======      ======     ========


                                   (continued)

                                 NOTES TO FINANCIAL STATEMENTS

                                    REGENCY EQUITIES CORP.

NOTE C - INCOME TAXES (continued)

Deferred tax assets (liabilities) consist of:


                                                                1999               1998
                                                             ----------         ----------
  Depreciation                                              ($   58,658)       ($   60,842)
                                                             ----------         ----------
       Gross deferred tax liabilities                       (    58,658)       (    60,842)
                                                             ----------         ----------
  Rental property loss allowance                                 76,435             76,435
  Loss carryforwards                                            397,941          3,462,268
                                                             ----------         ----------
       Gross deferred tax assets                                474,376          3,538,703

  Valuation allowance                                       (   415,718)       ( 3,477,861)
                                                             ----------         ----------
       Net deferred tax assets                                   58,658             60,842
                                                             ----------         ----------
       Deferred taxes                                        $        0         $        0
                                                             ==========         ==========

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The net change in the total valuation allowance for the years ended December 31, 1999, 1998, and 1997 were $3,062,143, $2,328,949 and ($447,844), respectively. The decreases in 1999 and 1998 resulted primarily from the expiration of loss carryforwards and the increase in 1997 was due to the decrease in rental income.

                                   (continued)

                          NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.

NOTE C - INCOME TAXES (concluded)

The Company had operating loss carryforwards at December 31, 1999 for federal tax purposes as follows:


               EXPIRES IN:
               2006                                    $  630,000
               2009                                       460,000
               2018                                        80,000
               2019                                        80,000
                                                       ----------
                                                       $1,250,000
                                                       ==========

The Company also had significant Michigan state operating loss carryforwards at December 31, 1999.

The Company made income tax payments of $3,620, $2,020 and $1,420 during 1999, 1998 and 1997, respectively.

NOTE D - INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1997, 1998 or 1999. No options were outstanding at December 31, 1999; however, options were available to be granted for 5,450,000 shares.

NOTE E - RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $12,286 in 1999, $13,535 in 1998 and $17,167 in 1997.

                                   (continued)

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES






Board of Directors
Regency Equities Corp.


The audits referred to in our report dated February 21, 2000 relating to the financial statements of Regency Equities Corp., which is contained in Item 8 of this Form 10K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.



                                                                BDO SEIDMAN, LLP



Los Angeles, California
February 21, 2000

                             REGENCY EQUITIES CORP.

                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II



                                                                    Additions        Additions
                                                  Balance at      (deductions)     (deductions)     Balance
                                                   beginning       charged to           from         at end
                                                   of year         operations         reserve       of year
                                                   -------         ----------         -------       -------
Deferred tax valuation
 allowance deducted from deferred
  tax assets:

   Year ended December 31, 1998                   $5,806,810     $    -         ($2,328,949)      $3,477,861
                                                  ----------     ----------      ----------       ----------
   Year ended December 31, 1999                   $3,477,861     $    -         ($3,062,143)      $  415,718
                                                  ----------     ----------      ----------       ----------

                             REGENCY EQUITIES CORP.
             REAL ESTATE AND ACCUMULATED DEPRECIATION - SCHEDULE III



                                  Costs
                               capitalized         Gross amount
                              subsequent to      at which carried
                Initial Cost   acquisition      at close of period
             ---------------- --------------- ------------------------                                     Life (years)
                                                                                              (4)            on which
           (1)           Bldg. &                             Bldg. &           (5) Accumulated     Date    depreciation
Description   Land    Improvements  Improvements   Land   Improvements    Total    Depreciation  acquired  is computed
----------- --------- ------------  ------------ -------- ------------ ----------- ------------- --------  ------------
December 31,
 1999        $266,076   $794,337       $411,028  $266,076  $1,205,365   $1,471,441    $437,684    Oct 1976      25

        (1) The property is a shopping arcade in Grand Rapids, Michigan.

        (2) The property was not subject to encumbrance at December 31, 1999, 1998, or 1997

        (3) An allowance for possible losses of $215,000 has been provided at December 31, 1999 1998, and 1997 to adjust the carrying value of the property to estimated net realizable value.

        (4) Reconciliation of accumulated depreciation:



                                                                          1999          1998          1997
                                                                        --------      --------      --------
              Balance at beginning of period                            $392,544      $343,476      $294,408
              Additions during period                                     45,140        49,068        49,068
                                                                        --------      --------      --------
                Balance at close of period                              $437,684      $392,544      $343,476
                                                                        ========      ========      ========

        (5) The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1997, 1998 and 1999 was $1,471,441.

                             REGENCY EQUITIES CORP.

                           ANNUAL REPORT ON FORM 10-K

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION                                  PAGE
3.1           Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to Exhibit
              3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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