Form 10-Q
period 2000-03-31
REGENCY EQUITIES CORP
filed 2000-05-11
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                              --------------------------

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ------------

                         Commission file number O-10695
                                               ---------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 6, 2000 is 87,283,661.

                             REGENCY EQUITIES CORP.

                                      INDEX



                                                                                           Page
                                                                                           ----


Part I            Financial information

Item 1.           Financial statements

                  Balance sheets as of March 31, 2000
                   (Unaudited) and December 31, 1999..........................................1

                  Statements of operations for the three
                   months ended March 31, 2000 and 1999
                   (Unaudited)................................................................2

                  Statement of changes in shareholders' equity
                   for the three months ended March 31, 2000
                   (Unaudited)................................................................3

                  Statements of cash flows for the three months
                   ended March 31, 2000 and 1999 (Unaudited)..................................4

                  Notes to financial statements (Unaudited)...................................5

Item 2.           Management's discussion and analysis
                   of financial condition and results.........................................6

Item 3.           Quantitative and Qualitative
                   Disclosures About Market Risk..............................................6

Part II           Other information

Item 6.           Exhibits and reports on Form 8-K............................................7

Signature Page................................................................................8

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS


                                                                                March 31,
                                                                                   2000                       December 31,
                                                                                (Unaudited)                       1999
                                                                               ---------------               ---------------
ASSETS
    Cash                                                                       $     3,057,620               $     3,068,600
    Rent receivable                                                                      1,252                         4,472
    Rental property owned, net of write
     down for possible loss of $215,000
     and accumulated depreciation of
     $446,992 in 2000 and $437,684 in 1999                                             809,449                       818,757
                                                                               ---------------               ---------------

                                                                               $     3,868,321               $     3,891,829
                                                                               ===============               ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued
     expenses                                                                  $        41,174               $        30,591
    Income taxes payable                                                                 1,410                         1,220
                                                                               ---------------               ---------------

                                                                                        42,584                        31,811
                                                                               ---------------               ---------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
     per share, authorized 5,000,000
     shares; none issued
    Common stock, par value $.01
     per share, authorized
     125,000,000 shares; issued and
     outstanding 87,283,661 shares                                                     872,836                       872,836
    Additional paid-in capital                                                      47,660,331                    47,660,331
    Accumulated deficit                                                            (44,707,430)                  (44,673,149)
                                                                               ---------------               ---------------

                                                                                     3,825,737                     3,860,018
                                                                               ---------------               ---------------

                                                                               $     3,868,321               $     3,891,829
                                                                               ===============               ===============


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ------------------------------------
                                                                                     2 0 0 0                 1 9 9 9
                                                                                  ------------             -----------
REVENUES:
    Interest income                                                              $    34,038               $    34,196
    Rental income                                                                     11,705                    12,045
                                                                                 -----------               -----------

          TOTAL REVENUES                                                              45,743                    46,241
                                                                                 -----------               -----------

EXPENSES:
    Administrative expense                                                            27,786                    32,318
    Professional fees                                                                 19,942                    28,389
    Rental expense                                                                    30,886                    31,311
                                                                                 -----------               -----------

          TOTAL EXPENSES                                                              78,614                    92,018
                                                                                 -----------               -----------

          LOSS BEFORE INCOME TAXES                                              (     32,871)             (     45,777)

PROVISION FOR INCOME TAXES                                                             1,410                     1,210
                                                                                 -----------               -----------

          NET LOSS                                                              ($    34,281)             ($    46,987)
                                                                                 ===========               ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                      87,283,661                87,283,661
                                                                                 ===========               ===========

LOSS PER SHARE                                                                  ($      .000)             ($      .001)
                                                                                 ===========               ===========


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                          Common Stock
                                               ---------------------------------             Additional
                                               Number of                                       Paid-In              Accumulated
                                                 Shares                  Amount                Capital                Deficit
                                               ----------             -----------            -----------            -----------
Balance at
  December 31, 1999                            87,283,661             $   872,836            $47,660,331           ($44,673,149)

  Net loss for the
   three months ended
   March 31, 2000                                                                                                  (     34,281)
                                               ----------             -----------            -----------            -----------

Balance at
  March 31, 2000                               87,283,661             $   872,836            $47,660,331           ($44,707,430)
                                               ==========             ===========            ===========            ===========


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   -------------------------------------
                                                                                      2 0 0 0                  1 9 9 9
                                                                                   ------------              -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
    Net loss                                                                       ($   34,281)              ($   46,987)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                       9,308                    12,267

    Changes in operating assets and liabilities:
      Rent receivable                                                                    3,220                     1,177
      Accounts payable and accrued expenses                                             10,583               (     4,948)
      Income taxes payable                                                                 190               (     2,410)
                                                                                   ------------              -----------

NET CASH USED IN OPERATING ACTIVITIES                                              (    10,980)              (    40,901)

CASH BEGINNING OF PERIOD                                                             3,068,600                 3,113,031
                                                                                   ------------              -----------

CASH END OF PERIOD                                                                 $  3,057,620              $ 3,072,130
                                                                                   ============              ===========


                 See accompanying notes to financial statements

                             Regency Equities Corp.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)




1.       Significant accounting policies

         Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1999 together with certain procedural disclosures.

2.       Basis of reporting

         The balance sheet as of March 31, 2000, the statements of operations for the three month periods ended March 31, 2000 and 1999, the statement of changes in shareholders' equity for the three months ended March 31, 2000, and the statements of cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2000 and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Results of operations

During the first quarter of 2000, the Company recorded a loss of $32,871, before income taxes, compared to a loss of $45,777 before income taxes for the same period in 1999. The decrease in loss resulted principally from the decrease in directors' fees of $6,000 and a decrease in legal fees of $6,693.

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

                                             REGENCY EQUITIES CORP.
                                  -------------------------------------------
                                                  (Registrant)


DATE: May 11, 2000              By/s/  ALLAN L. CHAPMAN
                                  -------------------------------------------
                                  Allan L.  Chapman
                                  Chairman of the Board, Chief
                                  Executive Officer and President
                                  (Principal Executive Officer)


DATE: May 11, 2000              By/s/  MORRIS ENGEL
                                  -------------------------------------------
                                  Morris Engel
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                             REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS




Exhibit
 Number

  27.1 Financial Data Schedule (included only in the electronic filing)