Form 10-Q
period 2000-06-30
REGENCY EQUITIES CORP
filed 2000-08-10
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2000

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-10695

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 10, 2000 is 87,283,661.

                             REGENCY EQUITIES CORP.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
Part I            Financial information

Item 1.           Financial statements

                  Balance sheets as of June 30, 2000
                   (Unaudited) and December 31, 1999..............................................................1

                  Statements of operations for the three
                   months and six months ended June 30, 2000
                   and 1999 (Unaudited).......................................................................... 2

                  Statement of changes in shareholders' equity
                   for the six months ended June 30, 2000
                   (Unaudited)....................................................................................3

                  Statements of cash flows for the six months
                   ended June 30, 2000 and 1999 (Unaudited).......................................................4

                  Notes to financial statements (Unaudited).......................................................5

Item 2.           Management's Discussion and Analysis
                   of financial condition and results
                   of operations..................................................................................6

Item 3.           Quantitative and Qualitative
                   Disclosures About Market Risk..................................................................6

Part II           Other information

Item 6.           Exhibits and Reports on Form 8-K................................................................7

Signature Page....................................................................................................8

Index to exhibits.................................................................................................9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS

                                                                                    JUNE 30,              DECEMBER 31,
                                                                                      2000                   1999
                                                                                   -----------            ------------
                                                                                   (UNAUDITED)
ASSETS
    Cash                                                                           $ 3,042,448             $ 3,068,600
    Rent receivable                                                                      3,626                   4,472
    Rental property owned, net of write
     down for possible loss of $215,000
     and accumulated depreciation of
     $456,300 in 2000 and $437,684 in
     1999                                                                              800,141                 818,757
                                                                                   -----------            ------------
                                                                                   $ 3,846,215             $ 3,891,829
                                                                                   ===========            ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                          $    24,617             $    30,591
    Income taxes payable                                                                   610                   1,220
                                                                                   -----------            ------------
                                                                                        25,227                  31,811
                                                                                   -----------            ------------
SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per
     share, authorized 5,000,000 shares;
     none issued
    Common stock, par value $.01 per
     share, authorized 125,000,000 shares;
     issued and outstanding 87,283,661
     shares                                                                            872,836                 872,836
    Additional paid-in capital                                                      47,660,331              47,660,331
    Accumulated deficit                                                            (44,712,179)            (44,673,149)
                                                                                   -----------            ------------
                                                                                     3,820,988               3,860,018
                                                                                   -----------            ------------
                                                                                   $ 3,846,215             $ 3,891,829
                                                                                   ===========            ============


                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                        JUNE 30,                                       JUNE 30,
                                           ---------------------------------              -----------------------------------
                                               2000                  1999                     2000                   1999
                                           -----------           -----------              -----------             -----------
         REVENUES:
          Interest income                  $    36,082           $    34,211              $    70,120             $    68,407
          Rental income                         12,875                12,034                   24,580                  24,079
                                           -----------           -----------              -----------             -----------
           Total revenues                       48,957                46,245                   94,700                  92,486
                                           -----------           -----------              -----------             -----------
         EXPENSES:
          Administrative expense                24,608                24,339                   52,394                  56,929
          Professional fees                      4,768                 7,697                   24,710                  36,086
          Rental expense                        24,330                27,390                   55,216                  58,701
                                           -----------           -----------              -----------             -----------
           Total expenses                       53,706                59,426                  132,320                 151,716
                                           -----------           -----------              -----------             -----------
           Loss before income taxes             (4,749)              (13,181)                 (37,620)                (59,230)

         PROVISION FOR INCOME TAXES             -                       -                       1,410                   1,210
                                           -----------           -----------              -----------             -----------
           Net loss                        $    (4,749)          $   (13,181)             $   (39,030)            $   (60,440)
                                           ===========           ===========              ===========             ===========
         WEIGHTED AVERAGE NUMBER OF
          SHARES OUTSTANDING                87,283,661            87,283,661               87,283,661              87,283,661
                                           ===========           ===========              ===========             ===========
         LOSS PER SHARE                    $      .000           $      .000              $     (.001)            $     (.001)
                                           ===========           ===========              ===========             ===========

                 See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                           COMMON STOCK
                                               -------------------------------                ADDITIONAL
                                                NUMBER OF                                      PAID-IN             ACCUMULATED
                                                 SHARES                AMOUNT                  CAPITAL               DEFICIT
                                               ----------             --------               -----------            ------------
BALANCE AT
 December 31, 1999                             87,283,661             $872,836               $47,660,331            $(44,673,149)

Net loss for the six months ended
 June 30, 2000                                                                                                           (39,030)
                                               ----------             --------               -----------            ------------
BALANCE AT
 June 30, 2000                                 87,283,661             $872,836               $47,660,331            $(44,712,179)
                                               ==========             ========               ===========            ============

                                See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     ---------------------------------
                                                                                        2000                  1999
                                                                                     ----------             ----------
CASH USED IN OPERATING ACTIVITIES:
    Net loss                                                                          $ (39,030)             $ (60,440)

    Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                        18,616                 24,534

    Change in operating assets and liabilities:
      Rent receivable                                                                       846                   (357)
      Accounts payable and accrued expenses                                              (5,974)               (10,821)
      Income taxes payable                                                                 (610)                (2,410)
                                                                                     ----------             ----------
NET CASH USED IN OPERATING ACTIVITIES                                                   (26,152)               (49,494)

CASH - BEGINNING OF PERIOD                                                            3,068,600              3,113,031
                                                                                     ----------             ----------

CASH - END OF PERIOD                                                                 $3,042,448             $3,063,537
                                                                                     ==========             ==========


                 See accompanying notes to financial statements.

                             Regency Equities Corp.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1.       Significant accounting policies

         Significant accounting policies of Regency Equities Corp.
         (the "Company") are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1999, together with certain procedural disclosures.

2.       Basis of reporting

         The balance sheet as of June 30, 2000, the statements of operations for the three month and six month periods ended June 30, 2000 and 1999, the statement of changes in shareholders' equity for the six months ended June 30, 2000 and the statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2000 and the results of its operations and cash flows for the three month and six month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         (a) During the second quarter of 2000, the Company recorded a loss of $4,749 before income taxes compared to a loss of $13,181 for the same period of 1999. The decrease in loss resulted principally from a decrease in legal expenses of $3,385, a decrease in depreciation expense of $2,959, and an increase in interest income of $1,871.

                  During the six months ended June 30, 2000, the Company recorded a loss of $37,620 before income taxes compared to a loss of $59,230 for the same period of 1999. The decrease resulted principally from the decrease in directors fees of $5,000, a decrease in legal fees of $10,078 and a decrease in depreciation expense of $5,918.

                  The decrease in depreciation expense noted above results from certain assets becoming fully depreciated.

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

                                             REGENCY EQUITIES CORP.
                                    ------------------------------------------
                                                 (Registrant)


DATE: August 10, 2000            By /s/ ALLAN L. CHAPMAN
                                    ------------------------------------------
                                    Allan L. Chapman
                                    Chairman of the Board, Chief
                                    Executive Officer and President
                                    (Principal Executive Officer)

DATE: August 10, 2000            By /s/ MORRIS ENGEL
                                    ------------------------------------------
                                    Morris Engel
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                             REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------
27.1                       Financial Data Schedule (included only in the
                           electronic filing).