Form 10-Q
period 2000-09-30
REGENCY EQUITIES CORP
filed 2000-11-09
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ----------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2000

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------

                         Commission file number 0-10695
                                                -----------------

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of November 9, 2000 is 87,283,661.

                             REGENCY EQUITIES CORP.

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
Part I      Financial information

Item 1.     Financial statements

            Balance sheets as of September 30, 2000
             (unaudited) and December 31, 1999..............................................................1

            Statements of operations for the three
             months and nine months ended September 30, 2000
             and 1999 (unaudited).......................................................................... 2

            Statement of changes in shareholders' equity
             for the nine months ended September 30, 2000
             (unaudited)....................................................................................3

            Statements of cash flows for the nine months
             ended September 30, 2000 and 1999 (unaudited)..................................................4

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

Item 3.     Quantitative and Qualitative
             Disclosures About Market Risk..................................................................6

Part II     Other information

Item 6.     Exhibits and reports on Form 8-K................................................................7

Signature page..............................................................................................8

Index to exhibits...........................................................................................9



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS



                                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                                   2 0 0 0                  1 9 9 9
                                                                                 ( UNAUDITED )
                                                                                  -----------             ------------
ASSETS
    Cash and cash equivalents                                                     $ 3,020,102             $ 3,068,600
    Rent receivable                                                                     1,359                   4,472
    Rental property owned, net of write
     down for possible loss of $215,000 and
     accumulated depreciation of $465,608
     in 2000 and $437,684 in 1999                                                     790,833                 818,757
                                                                                  -----------             -----------

                                                                                  $ 3,812,294             $ 3,891,829
                                                                                  ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                         $    20,922             $    30,591
    Income taxes payable                                                                1,220                   1,220
                                                                                  -----------             -----------

                                                                                       22,142                  31,811
                                                                                  -----------             -----------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01 per
     share, authorized 5,000,000 shares;
     none issued
    Common stock, par value $.01 per
     share, authorized 125,000,000 shares;
     issued and outstanding 87,283,661
     shares                                                                           872,836                 872,836
    Additional paid-in capital                                                     47,660,331              47,660,331
    Accumulated deficit                                                           (44,743,015)            (44,673,149)
                                                                                   -----------             -----------

                                                                                    3,790,152               3,860,018
                                                                                  -----------             -----------

                                                                                  $ 3,812,294             $ 3,891,829
                                                                                  ===========             ===========



                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                                   SEPTEMBER 30,
                                                      --------------------------------             ---------------------------------
                                                       2 0 0 0               1 9 9 9                2 0 0 0             1 9 9 9
                                                       -------               -------                -------             --------
         REVENUES
         Interest income                            $    37,909           $    34,499            $   108,029          $   102,906
         Rental income                                   11,857                11,861                 36,437               35,940
                                                    -----------           -----------            -----------          -----------

           Total revenues                                49,766                46,360                144,466              138,846
                                                    -----------           -----------            -----------          -----------

         EXPENSES
         Administrative expense                          24,830                23,092                 77,224               80,021
         Professional fees                               26,183                 4,314                 50,893               40,400
         Rental expense                                  28,979                30,305                 84,195               89,006
                                                    -----------           -----------            -----------          -----------

           Total expenses                                79,992                57,711                212,312              209,427
                                                    -----------           -----------            -----------          -----------

           Loss before income
            taxes                                       (30,226)              (11,351)               (67,846)             (70,581)

         PROVISION FOR INCOME TAXES                         610                   610                  2,020                1,820
                                                    -----------           -----------            -----------          -----------

           Net loss                                 $   (30,836)          $   (11,961)           $   (69,866)          $  (72,401)
                                                    =============         =============          =============         ===========

         WEIGHTED AVERAGE NUMBER OF
          SHARES OUTSTANDING                         87,283,661            87,283,661             87,283,661           87,283,661
                                                    =============         =============          =============         ===========

         LOSS PER SHARE                             $      .000           $      .000            $     (.001)          $    (.001)
                                                    =============         =============          =============         ===========


                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                             COMMON STOCK
                                 --------------------------------------         ADDITIONAL
                                   NUMBER OF                                     PAID-IN              ACCUMULATED
                                    SHARES                AMOUNT                 CAPITAL               DEFICIT
                                 -------------------------------------------------------------------------------------
BALANCE AT
 December 31, 1999                87,283,661             $872,836               $47,660,331           $(44,673,149)

Net loss for the
 nine months ended
 September 30, 2000                                                                                        (69,866)
                                  ----------             --------               -----------            -----------

BALANCE AT
 September 30, 2000               87,283,661             $872,836               $47,660,331           $(44,743,015)
                                  ==========             ========               ===========            ===========

















                 See accompanying notes to financial statements

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ----------------------
                                                                                    2 0 0 0                1 9 9 9
                                                                                    -------                -------
         CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES:
          Net loss                                                                 $  (69,866)            $  (72,401)

          Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                               27,924                 36,801
            Change in operating assets and
             liabilities:
             Rent receivable                                                            3,113                  1,361
             Accounts payable and accrued
              expenses                                                                 (9,669)               (18,104)
             Income taxes payable                                                                             (1,800)
                                                                                    ----------            ----------


         NET CASH USED IN
          OPERATING ACTIVITIES:                                                       (48,498)               (54,143)

         CASH - BEGINNING OF PERIOD                                                 3,068,600              3,113,031
                                                                                   ----------             ----------

         CASH - END OF PERIOD                                                      $3,020,102             $3,058,888
                                                                                   ==========             ==========



                 See accompanying notes to financial statements

                             Regency Equities Corp.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

1.       Significant accounting policies

         Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 1999, together with certain procedural disclosures.

2.       Basis of reporting

         The balance sheet as of September 30, 2000, the statements of operations for the three month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999, the statement of changes in shareholders' equity for the nine months ended September 30, 2000 and the statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2000 and the results of its operations and cash flows for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

During the third quarter of 2000, the Company recorded a loss of $30,226 before income taxes compared to a net loss of $11,351 for the same period of 1999. The increase in loss resulted principally from an increase in legal fees of $20,518.

During the nine months ended September 30, 2000, the Company recorded a loss of $67,846 before income taxes compared to a net loss of $70,581 for the same period of 1999. The decrease in loss resulted principally from a decrease in directors fee of $4,000, an increase in legal fees of $10,440 and a decrease in depreciation of $8,877, respectively.

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


                                              REGENCY EQUITIES CORP.
                                      ------------------------------------------
                                                  (Registrant)

DATE:  November 9, 2000             By /s/ ALLAN L. CHAPMAN
                                      ------------------------------------------
                                      Allan L. Chapman,
                                      Chairman of the Board, Chief
                                      Executive Officer and President
                                      (Principal Executive Officer)


DATE:  November 9, 2000             BY /s/ MORRIS ENGEL
                                    --------------------------------------------
                                    Morris Engel
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                             REGENCY EQUITIES CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                                INDEX TO EXHIBITS




Exhibit
 Number

  27.1 Financial Data Schedule (included only in the electronic filing)