Form 10-K405
period 2000-12-31
REGENCY EQUITIES CORP
filed 2001-03-29
CIK 46656

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


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



                     11845 West Olympic Boulevard, Suite 900
                          Los Angeles, California 90064
           (Address of principal executive offices, including zip code)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by nonaffiliates of the registrant as of March 12, 2001, based upon the average of the bid and asked prices on that date, was approximately $198,250. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

   Number of shares of Common Stock, par value $.01, outstanding as of March 27, 2001: 87,283,661.
   Documents Incorporated by Reference:  None.

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

The Company owns a shopping center in Grand Rapids, Michigan. Approximately 12% of the shopping center's space is leased to a tenant. The balance of the shopping center's space has been vacant since July 1997. The Company sustained a net operating loss of $65,410 from this property in 2000. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 2000 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

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

The nature and direction of the future business and operations of the Company are uncertain. The Board of Directors intends to consider suitable business ventures for the Company.

ITEM 2.     PROPERTIES.

See "Item 1. Business." The Company does not own any real property other than the Grand Rapids shopping center described above.

ITEM 3.     LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company's stockholders during the quarter ended December 31, 2000.

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

                   2000               High         Low
               -------------        ----------   ---------
                 1st quarter         $0.234      $0.023
                 2nd quarter          0.080       0.020
                 3rd quarter          0.047       0.020
                 4th quarter          0.040       0.012

                   1999               High         Low
               -------------        ----------   ---------
                 1st quarter         $0.030      $0.016
                 2nd quarter          0.030       0.023
                 3rd quarter          0.030       0.023
                 4th quarter          0.040       0.016


(b)   HOLDERS.

The number of record holders of the Company's common stock on March 12, 2001 was 1,529.

(c)   DIVIDENDS.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company has not paid any other dividends since February 7, 1995.

ITEM 6.     SELECTED FINANCIAL DATA.(a)

                                    (In thousands except per share data)

                                           Year ended December 31,
                                ----------------------------------------------
                                 2000      1999     1998      1997      1996
                                -------   -------  --------  --------  -------
    Total revenues                $197      $189     $ 198    $ 334     $398
    Income (loss) before
      income taxes                 (76)      (85)     (82)       28      133
    Net income (loss)              (78)      (87)     (84)     (395)     399
    Income (loss) per share      (.001)    (.001)   (.001)    (.005)    .005
    Dividends per share              0         0         0        0        0
    Total assets                 3,814     3,892     3,980    4,055    4,455
    Liabilities                    32         32        33       24       29
    Shareholders' equity         3,782     3,860     3,947    4,031    4,426
    Book value per share           .04       .04       .05      .05      .05
    Weighted average shares
      outstanding               87,284    87,284    87,284   87,284   87,284

----------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. See "Item 1. Business" for a discussion of the future direction of the Company.

(a)   RESULTS OF OPERATIONS.

        (i) YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999.

The Company recorded a loss before income taxes of $76,352 in 2000 compared to a loss before income taxes of $84,933 in 1999. The decrease in loss resulted principally from (i) an increase in interest income of $9,063, (ii) an increase in rental income of $1,190, (iii) a decrease in directors' fees of $4,000, and
(iv) a decrease in depreciation expense of $7,908. The increase in operating results was partially offset by (i) the decrease in the receipt of the one-time fee of $3,150 for use of vacant space in the Company's rental properties and
(ii) an increase in professional fees of $9,260.

The Company recorded a net loss of $78,382 in 2000 compared to a net loss of $86,753 in 1999. The decrease in net loss was principally due to the same items that are discussed in the immediately preceding paragraph. The net loss is after adjustments in the valuation allowance against deferred assets. A valuation allowance is provided to reduce the deferred tax assets to a value which, more likely than not, will be realized. The valuation allowance against deferred tax assets is determined by management based on its estimate of the amount which will be realized from future profitability with reasonable certainty. In view of the fact that the Company has not yet completed a definitive business plan, the amount of deferred tax benefits expected to be realized for the determination of the valuation allowance was based upon an assumption of two years of future operations and the sale of the rental property at the end of the two-year period.

        (ii) YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

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

(b)   LIQUIDITY, CAPITAL RESOURCES AND FUTURE OPERATIONS.

As of December 31, 2000, the Company had cash in the amount of $3,027,849 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See "Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K" for information about the Company's previously filed Report on Form 8-K regarding a change in accountants.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

           NAME                   AGE     POSITION WITH THE COMPANY
           ----                   ---     -------------------------
           William J. Adams       71      Director and Secretary

           Allan L. Chapman       63      Chairman of the Board of Directors,
                                          Chief Executive Officer and President

           Morris Engel           74      Chief Financial Officer and Treasurer

           Ira L. Gottshall       43      Director

           Peter M. Graham        46      Director

           Ronald LaBow           66      Director

           Martin Oliner          53      Director

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

Ira L. Gottshall has served as a director of the Company since August 1992. Mr. Gottshall is Regional Vice President of IOF Foresters, which is an insurance company. Mr. Gottshall served as President of National Affiliated Corp., an insurance holding company, from January 1997 until January 1998. Prior to 1997, Mr. Gottshall served as an executive officer of several other insurance companies, including as President and Chief Executive Officer of First Delaware Life Insurance Company from July 1991 until January 1994 and as a Vice President of Evergreen Acceptance Corporation from September 1992 until January 1994.

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

ITEM 11.    EXECUTIVE COMPENSATION.

(a)   SUMMARY COMPENSATION TABLE.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM COMPENSATION
                                                             --------------------------------
                                  ANNUAL COMPENSATION                  AWARDS          PAYOUTS
                        ------------------------------------   ----------------------  -------
                                                                           SECURITIES                ALL
                                                OTHER ANNUAL   RESTRICTED  UNDERLYING   LTIP        OTHER
     NAME AND                   SALARY  BONUS   COMPENSATION     STOCK      OPTIONS/   PAYOUTS   COMPENSATION
 PRINCIPAL POSITION      YEAR    ($)     ($)        ($)         AWARDS($)    SARS(#)     ($)        ($)(1)
--------------------    ------  ------  ------  ------------   ----------  ----------  -------   ------------
Allan L. Chapman         2000   $36,000   0         0             0           0          0         $4,000
Chairman, Chief          1999   $36,000   0         0             0           0          0         $5,000
Executive Officer        1998   $36,000   0         0             0           0          0         $4,000
and President

--------------------------

(1)   Represents Mr. Chapman's receipt of directors' fees.

(b)   COMPENSATION OF DIRECTORS.

During 2000, the Company's directors received $1,000 per Board meeting and $500 per committee meeting, and their expenses incurred in attending such meetings were reimbursed by the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of February 15, 2001 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of February 15, 2001 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

                                                                APPROXIMATE
                                          SHARES OF STOCK       PERCENT OF
NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED       CLASS
---------------------------------------  ------------------   --------------
FIVE PERCENT SHAREHOLDERS

First Lincoln Holdings, Inc.(1)
Evergreen Acceptance Corporation             72,867,965           83.48%
   1001 Jefferson Plaza, Suite 200
   1001 Jefferson Street
   Wilmington, DE 19801

                                                                APPROXIMATE
                                          SHARES OF STOCK       PERCENT OF
NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED       CLASS
---------------------------------------  ------------------   --------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS

William J. Adams                                 20,000            *

Allan L. Chapman                                235,000            *

Ira L. Gottshall                                      0            0

Peter M. Graham                                       0            0

Ronald LaBow                                          0            0

Martin Oliner(2)                             72,867,965           83.48%

ALL DIRECTORS AND EXECUTIVE OFFICERS
AS A GROUP
   (7 Persons)(2)
                                             73,122,965           83.78%

-------------------------------

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Kipper, LLP. The Company paid fees of $11,182 to Engel, Kalvin, McMillan & Kipper, LLP in 2000 in consideration for accounting and tax services rendered by that firm.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                                                                       PAGE NO.
Report of Singer Lewak Greenbaum & Goldstein LLP.....................    F-1

Report of BDO Seidman, LLP...........................................    F-2

Balance Sheets - December 31, 2000 and 1999..........................    F-3

Statements of Operations -
      Years Ended December 31, 2000, 1999 and 1998...................    F-4

Statements of Changes in Shareholders' Equity -
      Years Ended December 31, 2000, 1999 and 1998...................    F-5

Statements of Cash Flows -
      Years Ended December 31, 2000, 1999, 1998......................    F-6

Notes to Financial Statements........................................    F-7

Report of Singer Lewak Greenbaum & Goldstein LLP on Schedules........    F-12

Report of BDO Seidman, LLP on Schedules..............................    F-13

Supplemental Information - Selected Quarterly Financial Data.........    F-14

Schedule II - Valuation and Qualifying Accounts......................    F-15

Schedule III - Real Estate and Accumulated Depreciation..............    F-16

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


REPORTS ON FORM 8-K.

On February 12, 2001, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K dated February 5, 2001 and covering Item 4 (Change in Registrant's Certifying Accountant). On February 20, 2001, the Company filed with the Commission an amendment to its Current Report on Form 8-K dated February 5, 2001 for the purpose of setting forth additional information regarding Item 4 of the original report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2001               REGENCY EQUITIES CORP.



                                    By:   /s/ Allan L. Chapman
                                        ----------------------------------------
                                        Allan L. Chapman, Chairman of the Board,
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 2001                    By:    /s/ Allan L. Chapman
                                            ------------------------------------
                                            Allan L. Chapman
                                            Chairman of the Board, Chief
                                            Executive Officer and President
                                            (Principal Executive Officer)

Date:  March 27, 2001                    By:    /s/ Morris Engel
                                            ------------------------------------
                                            Morris Engel
                                            Chief Financial Officer and
                                            Treasurer (Principal Financial and
                                            Accounting Officer)

Date:  March 27, 2001                    By:    /s/ William J. Adams
                                            ------------------------------------
                                            William J. Adams
                                            Secretary and Director

Date:  March 27, 2001                    By:    /s/ Ronald LaBow
                                            ------------------------------------
                                            Ronald LaBow
                                            Director

Date:  March 27, 2001                    By:    /s/ Peter M. Graham
                                            ------------------------------------
                                            Peter M. Graham
                                            Director

Date:  March 27, 2001                    By:    /s/ Ira. L. Gottshall
                                            ------------------------------------
                                            Ira L. Gottshall
                                            Director

Date:  March 27, 2001                    By:    /s/ Martin Oliner
                                            ------------------------------------
                                            Martin Oliner
                                            Director

                             REGENCY EQUITIES CORP.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8, ITEM 14(a)(1) and 14(a)(2)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Regency Equities Corp.


We have audited the accompanying balance sheet of Regency Equities Corp. as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                       Singer Lewak Greenbaum & Goldstein, LLP


Los Angeles, California
February 28, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Regency Equities Corp.


We have audited the accompanying balance sheet of Regency Equities Corp. as of December 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. at December 31, 1999 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.



                                                              BDO SEIDMAN, LLP


Los Angeles, California
February 21, 2000

                             REGENCY EQUITIES CORP.

                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                                ---------------------------
                                                     2000          1999
                                                -------------  ------------
ASSETS
 Cash (Note A)                                   $ 3,027,849   $ 3,068,600
 Rent receivable                                       4,472         4,472
 Rental property owned, net of write
  down for possible loss of $215,000
  and accumulated depreciation of
  $474,916 in 2000 and $437,684 in
  1999 (Note B)                                      781,525       818,757
                                                -------------  ------------
                                                 $ 3,813,846   $ 3,891,829
                                                =============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Accounts payable and accrued
  expenses                                       $    30,990   $    30,591
 Income taxes payable (Note C)                         1,220         1,220
                                                -------------  ------------
                                                      32,210        31,811
                                                -------------  ------------
SHAREHOLDERS' EQUITY:
 Preferred stock, par value $.01
  per share, authorized 5,000,000
  shares; none issued
 Common stock, par value $.01
  per share, authorized
  125,000,000 shares; issued and
  outstanding 87,283,661 shares                      872,836       872,836
 Additional paid-in capital                       47,660,331    47,660,331
 Accumulated deficit                             (44,751,531)  (44,673,149)
                                                -------------  ------------
                                                   3,781,636     3,860,018
                                                -------------  ------------
                                                 $ 3,813,846   $ 3,891,829
                                                =============  ============

                See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF OPERATIONS


                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                              2000         1999         1998
                                          ------------- ------------ -----------
REVENUES:
  Interest income                          $   146,494  $   137,431  $   150,090
  Rental income                                 50,051       48,861       48,068
  Miscellaneous income                            -           3,010        -
                                          ------------- ------------ -----------
     TOTAL REVENUES                            196,545      189,302      198,158
                                          ------------- ------------ -----------
EXPENSES:
  Administrative expense                       102,156      104,114      100,693
  Professional fees (Note E)                    55,290       46,030       51,376
  Rental expense                               115,461      124,091      127,953
                                          ------------- ------------ -----------
     TOTAL EXPENSES                            272,907      274,235      280,022
                                          ------------- ------------ -----------
     LOSS BEFORE INCOME
      TAXES                               (     76,362) (    84,933) (    81,864)

PROVISION FOR INCOME TAXES (NOTE C)              2,020        1,820        2,220
                                          ------------- ------------ -----------
     NET LOSS                             ($    78,382) ($   86,753) ($   84,084)
                                          ============= ============ ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         87,283,661   87,283,661   87,283,661
                                          ============= ============ ===========
NET LOSS PER SHARE                        ($      .001) ($     .001) ($     .001)
                                          ============= ============ ===========


                See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 2000


                                COMMON STOCK
                            ---------------------   ADDITIONAL
                              NUMBER OF               PAID-IN    ACCUMULATED
                               SHARES     AMOUNT      CAPITAL      DEFICIT
                             ----------  --------  -----------  -------------
BALANCE AT
  January 1, 1998            87,283,661  $872,836  $47,660,331  ($44,502,312)

    Net loss                                                    (     84,004)
                             ----------  --------  -----------  -------------
BALANCE AT
  December 31, 1998          87,283,661   872,836   47,660,331  ( 44,586,396)

    Net loss                                                    (     86,753)
                             ----------  --------  -----------  -------------
BALANCE AT
  December 31, 1999          87,283,661   872,836   47,660,331  ( 44,673,149)

    Net loss                                                    (     78,382)
                             ----------  --------  -----------  -------------
BALANCE AT
  December 31, 2000          87,283,661  $872,836  $47,660,331  ($44,751,531)
                             ==========  ========  ===========  =============


                See accompanying notes to financial statements.

                             REGENCY EQUITIES CORP.

                            STATEMENTS OF CASH FLOWS


                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                             2000         1999         1998
                                        ------------  ------------  -----------
     INCREASE (DECREASE) IN CASH

OPERATING ACTIVITIES:

  Net loss                              ($   78,382)  ($  86,753)  ($   84,084)

  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
    Depreciation                             37,232       45,140        49,068

  Changes in operating assets and
  liabilities:
    Rent receivable                            -      (    1,060)          340
    Accounts payable and accrued
     expenses                                   399           42         8,183
    Income taxes payable                       -      (    1,800)        1,600
                                         ----------   ----------    ----------

     NET CASH USED IN
      OPERATING ACTIVITIES              (    40,751)   (  44,431)   (   24,893)
                                         ----------   ----------    ----------

DECREASE IN CASH                        (    40,751)   (  44,431)   (   24,893)

CASH BEGINNING OF YEAR                    3,068,600    3,113,031     3,137,924
                                         ----------   ----------    ----------

CASH END OF YEAR                         $3,027,849   $3,068,600    $3,113,031
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

CASH: Cash at December 31, 2000 is deposited with two major U.S. banks. At December 31, 2000 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

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

In July 1997, the lease for the a tenant occupying approximately 12.5% of the Center expired. The tenant continues to occupy the space on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month.

The remaining approximately 87.5% of the Center is vacant.


                                  (continued)

                         NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.


NOTE C - INCOME TAXES

The provision for income taxes consists of:

                                           2000        1999         1998
                                        ----------  -----------  -----------
Federal:
  Current                               $     -     $     -      $     -
  Deferred                                  25,957   2,859,729    2,178,384
State:
  Current                                    2,020       1,820        2,220
  Deferred                                   1,837     202,414      150,565
Increase (decrease)
 in valuation allowance
 of deferred tax assets                 (   27,794) (3,062,143)  (2,328,949)
                                        ----------  -----------  -----------
   Total                                $    2,020  $    1,820   $    2,220
                                        ==========  ===========  ===========

The reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

                                              2000              1999                1998
                                           ----------       -----------         -----------
  Federal tax (benefit) at
   statutory rate                            ( 34.0%)          ( 34.0%)            ( 34.0%)
  State income tax, net of
   federal income tax benefit                   2.6               2.1                 2.7
  Change in valuation allowance
   of deferred tax assets                      34.0              34.0                34.0
                                              ------            ------              ------
  Provision for income taxes                    2.6%              2.1%                2.7%
                                              ======            ======              ======

                                  (continued)

                         NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.


NOTE C - INCOME TAXES (BENEFIT) (continued)

Deferred tax assets (liabilities) consist of:

                                                     2000          1999
                                                ------------  -------------
  Depreciation                                  ($   65,152)  ($   58,658)
                                                ------------  -------------
    Gross deferred tax liabilities              (    65,152)  (    58,658)
                                                ------------  -------------
  Rental property loss allowance                     78,153        76,435
  Loss carryforwards                                555,744       397,941
                                                ------------  -------------
    Gross deferred tax assets                       633,897       474,376

  Valuation allowance                           (   568,745)  (   415,718)
                                                ------------  -------------
    Net deferred tax assets                          65,152        58,658
                                                ------------  -------------
    Deferred taxes                               $        0    $        0
                                                ============  =============

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The net change in the total valuation allowance for the years ended December 31, 2000, 1999, and 1998 were ($153,027), $3,062,143 and $2,328,949, respectively. The increase in 2000 results primarily from management's reassessment of the value of the Company's loss carryforwards for state income tax purposes and the additional loss carryforward incurred in the current year. The decreases in 1999 and 1998 resulted primarily from the expiration of loss carryforwards.


                                   (continued)

                         NOTES TO FINANCIAL STATEMENTS

                             REGENCY EQUITIES CORP.


NOTE C - INCOME TAXES (BENEFIT) (concluded)

The Company had operating loss carryforwards at December 31, 2000 for federal tax purposes as follows:

          EXPIRES IN:
          2006                               $  630,000
          2009                                  460,000
          2018                                   80,000
          2019                                   85,000
          2020                                   85,000
                                            ------------
                                             $1,340,000
                                            ============

The Company also had significant California and Michigan state operating loss carryforwards at December 31, 2000.

The Company made income tax payments of $2,020, $3,620 and $2,020 during 2000, 1999 and 1998, respectively.

NOTE D - INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1998, 1999 or 2000. No options were outstanding at December 31, 2000; however, options were available to be granted for 5,450,000 shares.

NOTE E - RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $11,182 in 2000, $12,286 in 1999 and $13,535 in 1998.


                                   (continued)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULES




Board of Directors
Recency Equities Corp.


Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules II and III are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Supplementary Information--Selected Quarterly Financial Data for the year then ended was not audited by us and, accordingly, we do not express an opinion on it.




                                         Singer Lewak Greenbaum & Goldstein, LLP




Los Angeles, California
February 28, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULES




Board of Directors
Recency Equities Corp.


The audits referred to in our report dated February 21, 2000 relating to the financial statements of Regency Equities Corp., which are contained in Item 8 of this Form 10K included the audit of the financial statement schedules for the years ended December 31, 1999 and 1998. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion such financial statement schedules for the years ended December 31, 1999 and 1998 present fairly, in all material respects, the information set forth therein.

The Supplementary Information--Selected Quarterly Financial Data for the three month periods ended December 31, 1999 was not audited by us, and, accordingly, we do not express an opinion on it.




                                                                BDO SEIDMAN, LLP




Los Angeles, California
February 21, 2001

                             REGENCY EQUITIES CORP.
                            SUPPLEMENTAL INFORMATION
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                      Three months ended
                       ---------------------------------------------------
                            12/31/00      9/30/00     6/30/00     3/31/00
Total revenues           $    52,079    $  49,766    $  48,957   $  45,743
Loss before
 income tax             (      8,516)   (  30,226)   (   4,749)  (  32,871)
Net loss                (      8,516)   (  30,836)   (   4,749)  (  34,281)
                       ==============  ===========  ==========  ==========
Loss per share          ($     0.000)   ($  0.000)   ($  0.000)  ($  0.000)
                       ==============  ===========  ==========  ==========
Weighted
 average number
 of shares                87,283,611   87,283,661   87,283,661  87,283,661
                       ==============  ===========  ==========  ==========


                                     Three months ended
                       ---------------------------------------------------
                            12/31/99      9/30/99     6/30/99     3/31/99
Total revenues           $    50,456    $  46,360    $  46,245   $  46,241
Loss before
 income tax             (     14,624)   (  11,351)   (  13,181)  (  45,777)
Net loss                (     15,624)   (  11,961)   (  13,181)  (  45,987)
                       ==============  ===========  ==========  ==========
Loss per share          ($     0.000)   ($  0.000)   ($  0.000)  ($  0.000)
                       ==============  ===========  ==========  ==========
Weighted
 average number
 of shares                87,283,611   87,283,661   87,283,661  87,283,661
                       ==============  ===========  ==========  ==========

                             REGENCY EQUITIES CORP.

                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

                                                  Additions    Additions
                                    Balance at  (deductions) (deductions)  Balance
                                     beginning   charged to      from      at end
                                     of year     operations    reserve     of year
                                    ----------  -----------  -----------   -------
Deferred tax valuation
 allowance deducted from deferred
  tax assets:
   December 31, 1999                $3,477,861  $    -       ($3,062,143) $  415,718
                                    ----------  -----------  -----------  ----------

   December 31, 2000                 $ 415,718  $    -        $  153,027  $  568,745
                                    ----------  -----------  -----------  ----------

                             REGENCY EQUITIES CORP.
             REAL ESTATE AND ACCUMULATED DEPRECIATION - SCHEDULE III


                                   Costs
                                capitalized         Gross amount
                                subsequent to      at which carried
                Initial Cost     acquisition      at close of period                  (2)             Life (years)
             -----------------  -------------    --------------------           Accumu-                 on which
          (1)          Bldg. &                            Bldg. &                lated                  deprecia-
  Descrip-             Improve-   Improve-                Improve-      (3)     Deprecia-     Date       tion is
    tion      Land       ments     ments        Land        ments      Total      tion      acquired    computed
----------   --------  -------- -------------  --------  ----------  ---------  ---------  ----------  ----------
December 31,
 2000        $266,076  $794,337  $411,028      $266,076  $1,205,365  $1,471,441  $437,684   Oct 1976     25

     (1) The property is a shopping arcade in Grand Rapids, Michigan.

         The property was not subject to encumbrance at December 31, 2000, 1999, or 1998

         An allowance for possible losses of $215,000 has been provided at December 31, 2000, 1999, and 1998 to adjust the carrying value of the property to estimated net realizable value.

     (2) Reconciliation of accumulated depreciation:

                                                      2000      1999      1998
                                                    --------  --------  --------
           Balance at beginning of period           $437,684  $392,544  $343,476
           Additions during period                    37,232    45,140    49,068
                                                    --------  --------  --------
             Balance at close of period             $474,916  $437,684  $392,544
                                                    ========  ========  ========

     (3) The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1998, 1999 and 2000 was $1,471,441.

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