Form 10-Q
period 2001-03-31
REGENCY EQUITIES CORP
filed 2001-05-15
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission file number 0-10695

REGENCY EQUITIES CORP.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	23-2298894 (I.R.S. employer identification no.)

11845 W. Olympic Boulevard, Suite 900 Los Angeles, CA	90064-5023
(Address of principal executive offices)	(Zip code)

(310) 827-9604
Registrant's telephone number, including area code

Former name, former address and former fiscal year, if changed since last report.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒      No☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Number of shares of Common Stock outstanding as of May 6, 2001 is 87,283,661.

REGENCY EQUITIES CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	March 31, 2001 (Unaudited)	December 31, 2000

ASSETS
Cash	$3,020,818	$3,027,849
Rent receivable	1,211	4,472
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $484,224 in 2001 and $474,916 in 2000	772,218	781,525
	$3,794,247	$3,813,846
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$91,243	$30,990
Income taxes payable	1,410	1,220
	92,653	32,210
SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(44,831,573)	(44,751,531)
	3,701,594	3,781,636
	$3,794,247	$3,813,846

See accompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2 0 0 1	2 0 0 0
REVENUES:
Interest income	$37,005	$34,038
Rental income	11,350	11,705
TOTAL REVENUES	48,355	45,743
EXPENSES:
Administrative expense	25,719	27,786
Professional fees	75,150	19,942
Rental expense	26,118	30,886
TOTAL EXPENSES	126,987	78,614
LOSS BEFORE INCOME TAXES	(78,632)	(32,871)
PROVISION FOR INCOME TAXES	1,410	1,410
NET LOSS	($80,042)	($34,281)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661

LOSS PER SHARE	($.001)	($.000)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated deficit

Balance at December 31, 2000	87,283,661	$872,836	$47,660,331	($44,751,531)

Net loss for the three months ended March 31, 2001				(80,042)

Balance at March 31, 2001	87,283,661	$872,836	$47,660,331	($44,831,573)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2 0 0 1	2 0 0 0
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss	($80,042)	($34,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,307	9,308
Changes in operating assets and liabilities:
Rent receivable	3,261	3,220
Accounts payable and accrued expenses	60,253	10,583
Income taxes payable	190	190
NET CASH USED IN OPERATING ACTIVITIES	(7,031)	(10,980)
CASH BEGINNING OF PERIOD	3,027,849	3,068,600
CASH END OF PERIOD	$3,020,818	$3,057,620

Regency Equities Corp.

Notes to Financial Statements

March 31, 2001

(Unaudited)

1.          Significant accounting policies

Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2000 together with certain procedural disclosures.

2.          Basis of reporting

The balance sheet as of March 31, 2001, the statements of operations for the three month periods ended March 31, 2001 and 2000, the statement of changes in shareholders' equity for the three months ended March 31, 2001, and the statements of cash flows for the three month periods ended March 31, 2001 and 2000, have been prepared by the Company without audit.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2001 and the results of its operations and cash flow for the three month period then ended.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Results of operations

During the first quarter of 2001, the Company recorded a loss of $78,632, before income taxes, compared to a loss of $32,871 before income taxes for the same period in 2000.  The increase in loss resulted principally from the increase in legal fees of $51,340 due to a proposed merger that was terminated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             Not Applicable.

                                                                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)        Exhibits:

                         None.

             (b)        Reports on Form 8-K:

On February 12, 2001, the Company filed with the Securities and Exchange Commission (the “Commission”) a Current Report on Form 8-K dated February 5, 2001 and covering Item 4 (Change in Registrant’s Certifying Accountant).  On February 20, 2001, the Company filed with the Commission an amendment to its Current Report on Form 8-K dated February 5, 2001 for the purpose of setting forth additional information regarding Item 4 of the original report.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP.
(Registrant)

DATE: May 13, 2001	By /s/ ALLAN L. CHAPMAN
Allan L. Chapman
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

DATE: May 13, 2001	By/s/ MORRIS ENGEL
Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)