Form 10-Q
period 2001-06-30
REGENCY EQUITIES CORP
filed 2001-08-13
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-10695

REGENCY EQUITIES CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-2298894

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11845 WEST OLYMPIC BOULEVARD, SUITE 900 LOS ANGELES, CA	90064

(Address of principal executive offices)	(Zip code)

310-827-9604

Registrant's telephone number, including area code

Former name, former address and former fiscal year, if changed since last report.

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒           No ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Number of Shares of Common Stock outstanding as of August  9, 2001 is 87,283,661.

REGENCY EQUITIES CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REGENCY EQUITIES CORP.
BALANCE SHEETS

	JUNE, 30 2 0 0 1	DECEMBER 31,
	(Unaudited)	2 0 0 0

ASSETS
Cash	$3,005,936	$3,027,849
Rent receivable	4,206	4,472
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $493,532 in 2001 and $474,916 in 2000	762,909	781,525

	$3,773,051	$3,813,846
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$119,053	$30,990
Income taxes payable	610	1,220

	119,663	32,210

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(44,879,779)	(44,751,531)

	3,653,388	3,781,636

	$3,773,051	$3,813,846

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2 0 0 1	2 0 0 0	2 0 0 1	2 0 0 0

REVENUES:
Interest income	$31,465	$36,082	$68,470	$70,120
Rental income	13,495	12,875	24,845	24,580

TOTAL REVENUES	44,960	48,957	93,315	94,700

EXPENSES:
Administrative expense	25,217	24,608	50,936	52,394
Professional fees	41,880	4,768	117,030	24,710
Rental expense	26,069	24,330	52,187	55,216

TOTAL EXPENSES	93,166	53,706	220,153	132,320

LOSS BEFORE INCOME TAXES	(48,206)	(4,749)	(126,838)	(37,620)

PROVISION FOR INCOME TAXES	-	-	1,410	1,410

NET LOSS	$(48,206)	$(4,749)	$(128,248)	$(39,030)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661	87,283,661

LOSS PER SHARE	$(.001)	$.000	$(.002)	$(.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT

	NUMBER OF SHARES	AMOUNT

BALANCE AT December 31, 2000	87,283,661	$872,836	$47,660,331	$(44,751,531)

Net loss for the six months ended June 30, 2001				(128,248)

BALANCE AT June 30, 2001	87,283,661	$872,836	$47,660,331	$(44,879,779)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,

	2 0 0 1	2 0 0 0

CASH USED IN OPERATING ACTIVITIES:
Net loss	$(128,248)	$(39,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,616	18,616

Change in operating assets and liabilities:
Rent receivable	266	846
Accounts payable and accrued expenses	88,063	(5,974)
Income taxes payable	(610)	(610)

NET CASH USED IN OPERATING ACTIVITIES	(21,913)	(26,152)

CASH - BEGINNING OF PERIOD	3,027,849	3,068,600

CASH - END OF PERIOD	$3,005,936	$3,042,448

See accompanying notes to financial statements

Regency Equities Corp.
Notes to Financial Statements
June 30, 2001
(Unaudited)

1.          Significant accounting policies

Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2000, together with certain procedural disclosures.

2.          Basis of reporting

The balance sheet as of June 30, 2001, the statements of operations for the three month and six month periods ended June 30, 2001 and 2000, the statement of changes in shareholders' equity for the six months ended June 30, 2001 and the statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2001 and the results of its operations and cash flows for the three month and six month periods then ended.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that might be affected for the year ending December 31, 2001.

3.          Rental property

Real estate owned consists of a shopping center (the "Center") located in Grand Rapids, Michigan.  Approximately 12.5% of the Center is leased to a tenant on a month-to-month basis.  Minimum rent in connection with this tenant is $3,500 per month.  The remaining 87.5% of the Center is vacant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(a)	During the second quarter of 2001, the Company recorded a loss of $48,206 before income taxes compared to a loss of $4,749 for the same period of 2000. The increase in loss resulted principally from an increase in legal fees of $30,010 and an increase in audit and tax fees of $6,815 due to negotiations in connection with a proposed merger.

During the six months ended June 30, 2001, the Company recorded a loss of $126,838 before income taxes compared to a loss of $37,620 for the same period of 2000. The increase in loss resulted principally from an increase in legal fees of $81,400 and an increase in audit and tax fees of $9,008 due to a proposed merger that was terminated and negotiations in connection with another proposed merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

             (a)         Exhibits:

             None

             (b)        Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP.

(Registrant)

DATE: August 13, 2001	By	/s/ ALLAN L. CHAPMAN

Allan L. Chapman
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

DATE: August 13, 2001	By	/s/ MORRIS ENGEL

Morris Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)