Form 10-Q
period 2001-09-30
REGENCY EQUITIES CORP
filed 2001-11-14
CIK 46656

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Former name, former address and former fiscal year,if changed since last report.

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Number of Shares of Common Stock outstanding as of November 9, 2001 is 87,283,661.

REGENCY EQUITIES CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	SEPTEMBER 30,
	2 0 0 1	DECEMBER 31,
	(Unaudited)	2 0 0 0
ASSETS
Cash	$2,991,187	$3,027,849
Rent receivable	1,399	4,472
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $502,840 in 2001 and $474,916 in 2000	753,601	781,525

	$3,746,187	$3,813,846

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$109,089	$30,990
Income taxes payable	1,220	1,220

	110,309	32,210

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(44,897,289)	(44,751,531)

	3,635,878	3,781,636

	$3,746,187	$3,813,846

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000
REVENUES:
Interest income	$26,361	$37,909	$94,831	$108,029
Rental income	11,899	11,857	36,744	36,437

TOTAL REVENUES	38,260	49,766	131,575	144,466

EXPENSES:
Administrative expense	24,484	24,830	75,420	77,224
Professional fees	5,526	26,183	122,556	50,893
Rental expense	25,150	28,979	77,337	84,195

TOTAL EXPENSES	55,160	79,992	275,313	212,312

LOSS BEFORE INCOME TAXES	(16,900)	(30,226)	(143,738)	(67,846)

PROVISION FOR INCOME TAXES	610	610	2,020	2,020

NET LOSS	($17,510)	($30,836)	($145,758)	($69,866)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661	87,283,661

LOSS PER SHARE	$.000	$.000	($.002)	($.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK		ADDITIONAL
	NUMBER OF		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT
BALANCE AT December 31, 2000	87,283,661	$872,836	$47,660,331	$(44,751,531)

Net loss for the nine months ended September 30, 2001				(145,758)

BALANCE AT September 30, 2001	87,283,661	$872,836	$47,660,331	($44,897,289)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2 0 0 1	2 0 0 0

CASH USED IN OPERATING ACTIVITIES:
Net loss	($145,758)	($69,866)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,924	27,924

Change in operating assets and liabilities:
Rent receivable	3,073	3,113
Accounts payable and accrued expenses	78,099	(9,669)

NET CASH USED IN OPERATING ACTIVITIES	(36,662)	(48,498)

CASH - BEGINNING OF PERIOD	3,027,849	3,068,600

CASH - END OF PERIOD	$2,991,187	$3,020,102

See accompanying notes to financial statements

Regency Equities Corp.

Notes to Financial Statements

September 30, 2001

(Unaudited)

1.             Significant accounting policies

Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2000, together with certain procedural disclosures.

2.             Basis of reporting

The balance sheet as of September 30, 2001, the statements of operations for the three month periods ended September 30, 2001 and 2000 and the nine month periods ended September 30, 2001 and 2000, the statement of changes in shareholders' equity for the nine months ended September 30, 2001 and the statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2001 and the results of its operations and cash flows for the three month and nine month periods then ended.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that might be achieved for the year ending December 31, 2001.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(a)           During the third quarter of 2001, the Company recorded a loss of $16,900 before income taxes compared to a loss of $30,226 for the same period of 2000. The decrease in loss resulted principally from a decrease in interest income of $11,548 offset by a decrease in legal fees of $20,421 and a decrease in rent expense of $3,829.

During the nine months ended September 30, 2001, the Company recorded a loss of $143,738 before income taxes compared to a loss of $67,846 for the same period of 2000.  The increase in loss resulted principally from a decrease in interest income of $13,198, an increase in professional fees, including legal fees which increased by $60,978 and accounting fees which increased by $7,886, due to a proposed merger that was terminated and negotiations in connection with another proposed merger, and offset by a decrease in rent expense of $6,858.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II - Other Information

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits:

None

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP.
(Registrant)

DATE: November 14, 2001	By	/s/ ALLAN L. CHAPMAN
Allan L. Chapman
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

DATE: November 14, 2001	By	/s/ MORRIS ENGEL
Morris Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)