Form 10-K405
period 2001-12-31
REGENCY EQUITIES CORP
filed 2002-03-29
CIK 46656

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-10695

REGENCY EQUITIES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2298894 (IRS employer identification no.)
11845 West Olympic Boulevard, Suite 900 Los Angeles, California 90064 (Address of principal executive offices, including zip code)

(310) 827-9604
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock ($.01 par value)
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

        The aggregate market value of the voting securities held by nonaffiliates of the registrant as of March 12, 2002, based upon the average of the bid and asked prices on that date, was approximately $283,214. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant's Common Stock.

        Number of shares of Common Stock, par value $.01, outstanding as of March 27, 2002: 87,283,661.

        Documents Incorporated by Reference: None.

PART I

Item 1. Business.

        The corporate headquarters of Regency Equities Corp. (the "Company") are located at 11845 West Olympic Boulevard, Suite 900, Los Angeles, California 90064. The Company shares this suite on a rent-free basis with the accounting firm of Engel, Kalvin, McMillan & Company, LLP. The Company's Chief Financial Officer, Morris Engel, is a partner in Engel, Kalvin, McMillan & Company, LLP. The Company has two employees: Mr. Engel and Allan L. Chapman, the Company's Chairman of the Board, Chief Executive Officer and President.

        The Company owns a shopping center in Grand Rapids, Michigan. Approximately 12% of the shopping center's space is leased to a tenant. The balance of the shopping center's space has been vacant since July 1997. The Company sustained a net operating loss of $59,276 from this property in 2001. For further information regarding the Grand Rapids property, see the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

        During 2001 and the preceding several years, substantially all of the Company's remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company's various operations, reference is made to the Company's financial statements and notes thereto that are included in this Annual Report on Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to the Company's stockholders during the quarter ended December 31, 2001.

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

2001	High	Low
1st quarter	$0.031	$0.012
2nd quarter	0.020	0.010
3rd quarter	0.020	0.010
4th quarter	0.020	0.010
2000	High	Low
1st quarter	$0.234	$0.023
2nd quarter	0.080	0.020
3rd quarter	0.047	0.020
4th quarter	0.040	0.012

(b)  Holders.

        The number of record holders of the Company's common stock on March 12, 2002 was 1,514.

(c)  Dividends.

        The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company has not paid any other dividends since February 7, 1995.

Item 6. Selected Financial Data.(a)

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Total revenues	$164	$197	$189	$198	$334
Income (loss) before income taxes	(150)	(76)	(85)	(82)	28
Net income (loss)	(152)	(78)	(87)	(84)	(395)
Income (loss) per share	(.002)	(.001)	(.001)	(.001)	(.005)
Dividends per share	0	0	0	0	0
Total assets	3,713	3,814	3,892	3,980	4,055
Liabilities	84	32	32	33	24
Shareholders' equity	3,629	3,782	3,860	3,947	4,031
Book value per share	.04	.04	.04	.05	.05
Weighted average shares outstanding	87,284	87,284	87,284	87,284	87,284

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company conducts limited business operations, and its future is uncertain. See "Item 1. Business" for a discussion of the Company's business and future direction. The following discussion should be read in conjunction with the Company's financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

(a)  Results of Operations.

  (i)
  Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        The Company recorded a loss before income taxes of $150,157 in 2001 compared to a loss before income taxes of $76,362 in 2000. The increase in loss resulted principally from (i) a decrease in interest income of $31,733, (ii) an increase in accounting fees of $8,212 due to a change in auditing firms and Securities and Exchange Commission required reviews of the Company's Quarterly Reports on Form 10-Q, and (iii) an increase in legal fees of $42,246 due to two proposed mergers which were terminated during the year. The increase in operating loss was offset in part by a decrease of $7,003 in rental operating expenses.

  (ii)
  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

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

(b)  Liquidity, Capital Resources and Future Operations.

        As of December 31, 2001, the Company had cash in the amount of $2,965,258 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On February 12, 2001, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K regarding a change in accountants. On February 20, 2001, the Company filed with the Commission an amendment to its Current Report on Form 8-K for the purpose of setting forth additional information regarding its change in accountants.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The directors and executive officers of the Company are as follows:

Name	Age	Position with the Company
William J. Adams	72	Director and Secretary
Allan L. Chapman	64	Chairman of the Board of Directors, Chief Executive Officer and President
Morris Engel	75	Chief Financial Officer and Treasurer
Ira L. Gottshall	44	Director
Peter M. Graham	47	Director
Ronald LaBow	67	Director
Martin Oliner	54	Director

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

        Morris Engel has served as Chief Financial Officer of the Company since May 1991 and as Treasurer since March 1993. He has also been a partner in the accounting firm of Engel, Kalvin, McMillan & Company, LLP since November 1990. Mr. Engel was a partner in the accounting firm of Laventhol & Horwath from 1969 to 1990.

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

Item 11. Executive Compensation.

(a)  Summary Compensation Table.

        The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Allan L. Chapman Chairman, Chief Executive Officer and President	2001 2000 1999	$ $ $	36,000 36,000 36,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$ $ $	4,000 4,000 5,000

(1)
Represents Mr. Chapman's receipt of directors' fees.

(b)  Compensation of Directors.

        During 2001, the Company's directors received $1,000 per Board meeting and $500 per committee meeting attended.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company's executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of February 15, 2002 by each such person or group and the percentage of the outstanding shares of the Company's common stock beneficially owned as of February 15, 2002 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company's knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company's common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

Name of Beneficial Owner	Shares of Stock Beneficially Owned	Approximate Percent of Class
Five Percent Shareholders
First Lincoln Holdings, Inc.(1)
Evergreen Acceptance Corporation 1001 Jefferson Plaza, Suite 200 1001 Jefferson Street Wilmington, DE 19801	72,867,965	83.48%
Directors and Named Executive Officers
William J. Adams	20,000	*
Allan L. Chapman	235,000	*
Ira L. Gottshall	0	0
Peter M. Graham	0	0
Ronald LaBow	0	0
Martin Oliner(2)	72,867,965	83.48%
All Directors and Executive Officers as a Group
(7 Persons)(2)	73,122,965	83.78%

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

Item 13. Certain Relationships and Related Transactions.

        Morris Engel, the Company's Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Company, LLP. The Company paid fees of $20,227 to Engel, Kalvin, McMillan & Company, LLP in 2000 in consideration for accounting and tax services rendered by that firm.

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

Reports on Form 8-K.

        The Company did not file any Reports on Form 8-K for the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY EQUITIES CORP.
Date: March 27, 2002	By:	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2002	By:	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date: March 27, 2002	By:	/s/ MORRIS ENGEL Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date: March 27, 2002	By:	/s/ WILLIAM J. ADAMS William J. Adams Secretary and Director
Date: March 27, 2002	By:	/s/ RONALD LABOW Ronald LaBow Director
Date: March 27, 2002	By:	/s/ PETER M. GRAHAM Peter M. Graham Director
Date: March 27, 2002	By:	/s/ IRA L. GOTTSHALL Ira L. Gottshall Director
Date: March 27, 2002	By:	Martin Oliner Director

REGENCY EQUITIES CORP.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) and 14(a)(2)

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

THREE YEARS ENDED DECEMBER 31, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Regency Equities Corp.

        We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
February 21, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Regency Equities Corp.

        We have audited the accompanying statement of operations, changes in shareholders' equity and cash flows of Regency Equities Corp. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Regency Equities Corp. and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

BDO SEIDMAN, LLP

Los Angeles, California
February 21, 2000

REGENCY EQUITIES CORP.

BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Cash (Note A)	$2,965,258	$3,027,849
Rent receivable	3,337	4,472
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $512,148 in 2001 and $474,916 in 2000 (Note B)	744,293	781,525

	$3,712,888	$3,813,846

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$82,209	$30,990
Income taxes payable (Note C)	1,220	1,220

	83,429	32,210

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(44,903,708)	(44,751,531)

	3,629,459	3,781,636

	$3,712,888	$3,813,846

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
REVENUES:
Interest income	$114,761	$146,494	$137,431
Rental income	49,182	50,051	48,861
Miscellaneous income	—	—	3,010

TOTAL REVENUES	163,943	196,545	189,302

EXPENSES:
Administrative expense	99,894	102,156	104,114
Professional fees (Note E)	105,748	55,290	46,030
Rental expense	108,458	115,461	124,091

TOTAL EXPENSES	314,100	272,907	274,235

LOSS BEFORE INCOME TAXES	(150,157)	(76,362)	(84,933)
PROVISION FOR INCOME TAXES (NOTE C)	2,020	2,020	1,820

NET LOSS	$(152,177)	$(78,382)	$(86,753)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661

NET LOSS PER SHARE	$(.002)	$(.001)	$(.001)

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE YEARS ENDED DECEMBER 31, 2001

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
BALANCE AT
January 1, 1999	87,283,661	$872,836	$47,660,331	$(44,586,396)
Net loss				(86,753)

BALANCE AT
December 31, 1999	87,283,661	872,836	47,660,331	(44,673,149)
Net loss				(78,382)

BALANCE AT
December 31, 2000	87,283,661	872,836	47,660,331	(44,751,531)
Net loss				(152,177)

BALANCE AT
December 31, 2001	87,283,661	$872,836	$47,660,331	$(44,903,708)

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
INCREASE (DECREASE) IN CASH OPERATING ACTIVITIES:
Net loss	$(152,177)	$(78,382)	$(86,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,232	37,232	45,140
Changes in operating assets and liabilities:
Rent receivable	1,135	—	(1,060)
Accounts payable and accrued expenses	51,219	399	42
Income taxes payable	—	—	(1,800)

NET CASH USED IN OPERATING ACTIVITIES	(62,591)	(40,751)	(44,431)

DECREASE IN CASH	(62,591)	(40,751)	(44,431)
CASH BEGINNING OF YEAR	3,027,849	3,068,600	3,113,031

CASH END OF YEAR	$2,965,258	$3,027,849	$3,068,600

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:    Regency Equities Corp. (the "Company") is incorporated in the state of Delaware. The Company owns and leases to third parties a shopping center in Grand Rapids, Michigan.

CASH:    Cash at December 31, 2001 is deposited with two major U.S. banks. At December 31, 2001 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION:    Rental property is depreciated over its estimated useful life of 25 years using the straight-line method.

LONG-LIVED ASSETS:    The Company periodically reviews long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. In determining if an impairment exists, management estimates the future undiscounted cash flows expected to be received, including the eventual disposition of the asset, less the related estimated cash out-flows expected to be incurred. If an impairment is indicated based upon the above, a determination is made of the assets estimated fair value based upon recent appraisals. If the estimated fair value is less than the asset's net book value, an impairment is recognized.

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

ACCOUNTING ESTIMATES:    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

NOTE B—RENTAL ACTIVITY

        The Company, as lessor, leases space in a shopping center (the Center) located in Grand Rapids, Michigan.

        In July 1997, the lease for the tenant occupying approximately 12.5% of the Center expired. The tenant continues to occupy the space on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month.

        The remaining approximately 87.5% of the Center is vacant.

NOTE C—INCOME TAXES

        The provision for income taxes consists of:

	2001	2000	1999
Federal:
Current	$—	$—	$—
Deferred	(47,650)	(25,957)	2,859,729
State:
Current	2,020	2,020	1,820
Deferred	(12,028)	(1,837)	202,414
Increase (decrease) in valuation allowance of deferred tax assets	59,678	27,794	(3,062,143)

Total	$2,020	$2,020	$1,820

        The reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	2001	2000	1999
Federal tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of federal income tax benefit	1.3	2.6	2.1
Change in valuation allowance of deferred tax assets	34.0	34.0	34.0

Provision for income taxes	1.3%	2.6%	2.1%

        Deferred tax assets (liabilities) consist of:

	2001	2000
Depreciation	$(64,488)	$(65,152)

Gross deferred tax liabilities	(64,488)	(65,152)

Rental property loss allowance	78,153	78,153
Loss carryforwards	618,875	555,744

Gross deferred tax assets	697,028	633,897
Valuation allowance	(632,540)	(568,745)

Net deferred tax assets	64,488	65,152

Deferred taxes	$0	$0

        A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability with reasonable certainty. The net change in the total valuation allowance for the years ended December 31, 2001, 2000, and 1999 were $63,795, $153,027 and ($3,062,143), respectively. The increases in 2001 and 2000 result primarily from management's assessment of the value of the Company's loss carryforward incurred in those years. The decrease in 1999 resulted primarily from the expiration of loss carryforwards.

        The Company had operating loss carryforwards at December 31, 2001 for federal income tax purposes as follows:

EXPIRES IN:

2006	$630,000
2009	460,000
2018	80,000
2019	85,000
2020	85,000
2021	150,000

$1,490,000

        The Company also had significant California and Michigan state operating loss carryforwards at December 31, 2001.

        The Company made income tax payments of $2,020, $2,020 and $3,620 during 2001, 2000 and 1999, respectively.

NOTE D—INCENTIVE STOCK OPTION PLANS

        The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee's employment with the Company. No stock options were granted or exercised in 1999, 2000 or 2001. No options were outstanding at December 31, 2001; however, options were available to be granted for 5,450,000 shares.

NOTE E—RELATED PARTY TRANSACTIONS

        The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $20,227 in 2001, $11,182 in 2000 and $12,286 in 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SUPPLEMENTAL INFORMATION

Board of Directors
Regency Equities Corp.

        Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules II and III are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        The Supplemental Information—Selected Quarterly Financial Data was not audited by us and, accordingly, we do not express an opinion on it.

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
February 21, 2002

REPORT OF INDEPENDENT AUDITORS

FINANCIAL STATEMENT SCHEDULES

Board of Directors
Regency Equities Corp.

        The audit referred to in our report dated February 21, 2000 relating to the financial statements of Regency Equities Corp., which are contained in Item 8 of this Form 10K included the audit of the financial statement schedules for the year ended December 31, 1999. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audit.

        In our opinion such financial statement schedules for the year ended December 31, 1999 present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Los Angeles, California
February 21, 2000

REGENCY EQUITIES CORP.

SUPPLEMENTAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

	Three months ended
	12/31/01	9/30/01	6/30/01	3/31/01
Total revenues	$32,368	$38,260	$44,960	$48,355
Loss before income tax	$(6,419)	$(16,900)	$(48,206)	$(78,632)
Net loss	$(6,419)	$(17,510)	$(48,206)	$(80,042)

Loss per share	$(0.000)	$(0.000)	$(0.001)	$(0.001)

	Three months ended
	12/31/00	9/30/00	6/30/00	3/31/00
Total revenues	$52,079	$49,766	$48,957	$45,743
Loss before income tax	$(8,516)	$(30,226)	$(4,749)	$(32,871)
Net loss	$(8,516)	$(30,836)	$(4,749)	$(34,281)

Loss per share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

REGENCY EQUITIES CORP.

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

	Balance, beginning of year	Additions charged to operations	Additions to reserve	Balance, end of year
Deferred tax valuation allowance deducted from deferred tax assets:
December 31, 2000	$415,718	$—	$153,027	$568,745

December 31, 2001	$568,745	$—	$63,795	$632,540

REGENCY EQUITIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION—SCHEDULE III

	Initial Cost		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period
									Life on which depreciation is computed
Description	Land	Bldg. & Improvements	Improvements	Land	Bldg. & Improvements	Total(3)	Accumulated Depreciation(2)	Date acquired
(1)	$266,076	$794,337	$411,028	$266,076	$1,205,365	$1,471,441	$512,148	Oct 1976	25 years

(1)
The property is a shopping arcade in Grand Rapids, Michigan.

The property was not subject to encumbrance at December 31, 2001, 2000, or 1999.

An allowance for possible losses of $215,000 has been provided at December 31, 2001, 2000, and 1999 to adjust the carrying value of the property to estimated net realizable value.

(2)
Reconciliation of accumulated depreciation:

	2001	2000	1999
Balance at beginning of period	$474,916	$437,684	$392,544
Additions during period	37,232	37,232	45,140

Balance at close of period	$512,148	$474,916	$437,684

(3)
The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 1999, 2000 and 2001 was $1,471,441.

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

QuickLinks

PART I
PART II
PART III
SUMMARY COMPENSATION TABLE
PART IV
SIGNATURES
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT AUDITORS
REGENCY EQUITIES CORP. BALANCE SHEETS
REGENCY EQUITIES CORP. STATEMENTS OF OPERATIONS
REGENCY EQUITIES CORP. STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THREE YEARS ENDED DECEMBER 31, 2001
REGENCY EQUITIES CORP. STATEMENTS OF CASH FLOWS
REGENCY EQUITIES CORP. NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL INFORMATION
REPORT OF INDEPENDENT AUDITORS FINANCIAL STATEMENT SCHEDULES
REGENCY EQUITIES CORP. SUPPLEMENTAL INFORMATION SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
REGENCY EQUITIES CORP. VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II
REGENCY EQUITIES CORP. REAL ESTATE AND ACCUMULATED DEPRECIATION—SCHEDULE III
REGENCY EQUITIES CORP. ANNUAL REPORT ON FORM 10-K INDEX TO EXHIBITS