Form 10-Q
period 2002-03-31
REGENCY EQUITIES CORP
filed 2002-05-13
CIK 46656

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-10695

REGENCY EQUITIES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2298894 (I.R.S. employer identification no.)
11845 W. Olympic Boulevard, Suite 900 Los Angeles, CA (Address of principal executive offices)	90064-5023 (Zip code)

Registrant's telephone number, including area code (310) 827-9604

Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 6, 2002 is 87,283,661.

REGENCY EQUITIES CORP.

INDEX

		Page
Part I	Financial information
Item 1.	Financial statements
	Balance sheets as of March 31, 2002 (Unaudited) and December 31, 2001	1
	Statements of operations for the three months ended March 31, 2002 and 2001 (Unaudited)	2
	Statement of changes in shareholders' equity for the three months ended March 31, 2002 (Unaudited)	3
	Statements of cash flows for the three months ended March 31, 2002 and 2001 (Unaudited)	4
	Notes to financial statements (Unaudited)	5
Item 2.	Management's discussion and analysis of financial condition and results	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Part II	Other information
Item 6.	Exhibits and reports on Form 8-K	7
Signature Page		8

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash	$2,869,095	$2,965,258
Rent receivable	5,338	3,337
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $521,455 in 2002 and $512,148 in 2001	734,986	744,293

	$3,609,419	$3,712,888

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$27,621	$82,209
Income taxes payable	610	1,220

	28,231	83,429

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(44,951,979)	(44,903,708)

	3,581,188	3,629,459

	$3,609,419	$3,712,888

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
REVENUES:
Interest income	$11,461	$37,005
Rental income	13,035	11,350

TOTAL REVENUES	24,496	48,355

EXPENSES:
Administrative expense	23,062	25,719
Professional fees	21,026	75,150
Rental expense	28,069	26,118

TOTAL EXPENSES	72,157	126,987

LOSS BEFORE INCOME TAXES	(47,661)	(78,632)
PROVISION FOR INCOME TAXES	610	1,410

NET LOSS	$(48,271)	$(80,042)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661

LOSS PER SHARE	$(.001)	$(.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated deficit
Balance at December 31, 2001	87,283,661	$872,836	$47,660,331	$(44,903,708)
Net loss for the three months ended March 31, 2002				(48,271)

Balance at March 31, 2002	87,283,661	$872,836	$47,660,331	$(44,951,979)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,271)	$(80,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,307	9,307
Changes in operating assets and liabilities:
Rent receivable	(2,001)	3,261
Accounts payable and accrued expenses	(54,588)	60,253
Income taxes payable	(610)	190

NET CASH USED IN OPERATING ACTIVITIES	(96,163)	(7,031)
CASH BEGINNING OF PERIOD	2,965,258	3,027,849

CASH END OF PERIOD	$2,869,095	$3,020,818

See accompanying notes to financial statements

Regency Equities Corp.

Notes to Financial Statements

March 31, 2002

(Unaudited)

1.    Significant accounting policies

        Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2001 together with certain procedural disclosures.

2.    Basis of reporting

        The balance sheet as of March 31, 2002, the statements of operations for the three month periods ended March 31, 2002 and 2001, the statement of changes in shareholders' equity for the three months ended March 31, 2002, and the statements of cash flows for the three month periods ended March 31, 2002 and 2001, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2002 and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

        During the first quarter of 2002, the Company recorded a loss of $47,661, before income taxes, compared to a loss of $78,632 before income taxes for the same period in 2001. The decrease in loss resulted principally from the decrease in legal fees of $53,933 due to a proposed merger offset by a decrease in interest income of $25,544 due to a decrease in interest rates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    None.

  (b)
  Reports on Form 8-K:

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP. (Registrant)
DATE: May 13, 2002	By:	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
DATE: May 13, 2002	By:	/s/ MORRIS ENGEL Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

REGENCY EQUITIES CORP. INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES