Form 10-Q
period 2002-06-30
REGENCY EQUITIES CORP
filed 2002-08-13
CIK 46656

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-10695

REGENCY EQUITIES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2298894 (I.R.S. employer identification no.)
11845 West Olympic Boulevard, Suite 900 Los Angeles, CA (Address of principal executive offices)	90064 (Zip code)

Registrant's telephone number, including area code 310-827-9604

Former name, former address and former fiscal year,
if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 9, 2002 is 87,283,661.

REGENCY EQUITIES CORP.
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY EQUITIES CORP.
BALANCE SHEETS

	JUNE, 30, 2002 (Unaudited)	DECEMBER 31, 2001
ASSETS
Cash	$2,836,724	$2,965,258
Rent receivable	5,458	3,337
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $530,764 in 2002 and $512,148 in 2001	725,677	744,293

	$3,567,859	$3,712,888

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$23,010	$82,209
Income taxes payable	610	1,220

	23,620	83,429

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(44,988,928)	(44,903,708)

	3,544,239	3,629,459

	$3,567,859	$3,712,888

See acompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
REVENUES:
Interest income	$11,128	$31,465	$22,589	$68,470
Rental income	11,950	13,495	24,985	24,845

TOTAL REVENUES	23,078	44,960	47,574	93,315

EXPENSES:
Administrative expense	24,451	25,217	47,513	50,936
Professional fees	6,358	41,880	27,384	117,030
Rental expense	29,218	26,069	57,287	52,187

TOTAL EXPENSES	60,027	93,166	132,184	220,153

LOSS BEFORE INCOME TAXES	(36,949)	(48,206)	(84,610)	(126,838)
PROVISION FOR INCOME TAXES	—	—	610	1,410
NET LOSS	$(36,949)	$(48,206)	$(85,220)	$(128,248)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661	87,283,661

LOSS PER SHARE	$(.001)	$(.001)	$(.001)	$(.002)

See acompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
BALANCE AT December 31, 2001	87,283,661	$872,836	$47,660,331	($44,903,708)
Net loss for the six months ended June 30, 2002				(85,220)

BALANCE AT June 30, 2002	87,283,661	$872,836	$47,660,331	($44,988,928)

See acompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(85,220)	$(128,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,616	18,616
Change in operating assets and liabilities:
Rent receivable	(2,121)	266
Accounts payable and accrued expenses	(59,199)	88,063
Income taxes payable	(610)	(610)

NET CASH USED IN OPERATING ACTIVITIES	(128,534)	(21,913)
CASH—BEGINNING OF PERIOD	2,965,258	3,027,849

CASH—END OF PERIOD	$2,836,724	$3,005,936

See accompanying notes to financial statements

Regency Equities Corp.
Notes to Financial Statements
June 30, 2002
(Unaudited)

1.    Significant accounting policies

        Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2001, together with certain procedural disclosures.

2.    Basis of reporting

        The balance sheet as of June 30, 2002, the statements of operations for the three month and six month periods ended June 30, 2002 and 2001, the statement of changes in shareholders' equity for the six months ended June 30, 2002 and the statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2002, the results of its operations for the three month and six month periods ended June 30, 2002 and 2001 and cash flows for the six month period ended June 30, 2002 and 2001. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that might be affected for the year ending December 31, 2002.

Recently Issued Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(1)
During the second quarter of 2002, the Company recorded a loss of $36,949 before income taxes compared to a loss of $48,206 for the same period of 2001. The decrease in loss resulted principally from a decrease in legal fees of $30,260 due to a proposed merger in 2001. This is offset by a decrease in interest income of $20,337 due to a decrease in interest rates.

  During the six months ended June 30, 2002, the Company recorded a loss of $84,610 before income taxes compared to a loss of $126,838 for the same period of 2001. The decrease in loss resulted principally from a decrease in legal fees of $84,193 due to a proposed merger in 2001. This is offset by a decrease in interest income of $45,881 due to a decrease in interest rates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable.

PART II—Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  99.1
  Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP. (Registrant)
DATE: August 13, 2002	By	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
DATE: August 13, 2002	By	/s/ MORRIS ENGEL Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
REGENCY EQUITIES CORP. STATEMENTS OF OPERATIONS (Unaudited)
Regency Equities Corp. Notes to Financial Statements June 30, 2002 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS