Form 10-Q
period 2002-09-30
REGENCY EQUITIES CORP
filed 2002-11-12
CIK 46656

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of November 9, 2002 is 87,283,661.

REGENCY EQUITIES CORP.
INDEX

		Page
Part I	Financial information
Item 1.	Financial statements
	Balance sheets as of September 30, 2002 (Unaudited) and December 31, 2001	1
	Statements of operations for the three months and nine months ended September 30, 2002 and 2001 (Unaudited)	2
	Statement of changes in shareholders' equity for the nine months ended September 30, 2002 (Unaudited)	3
	Statements of cash flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	4
	Notes to financial statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of financial condition and results of operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6
Part II	Other information
Item 6.	Exhibits and Reports on Form 8-K	7
Signature Page		8
Certifications		9-10
Index to exhibits		11

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(Unaudited)
ASSETS
Cash	$2,808,242	$2,965,258
Rent receivable	4,473	3,337
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $540,072 in 2002 and $512,148 in 2001	716,369	744,293

	$3,529,084	$3,712,888

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$24,179	$82,209
Income taxes payable	1,220	1,220

	25,399	83,429

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,029,482)	(44,903,708)

	3,503,685	3,629,459

	$3,529,084	$3,712,888

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
REVENUES
Interest Income	$11,166	$26,361	$33,755	$94,831
Rental Income	12,176	11,899	37,161	36,744

TOTAL REVENUES	23,342	38,260	70,916	131,575

EXPENSES
Administrative expense	26,129	24,484	73,642	75,420
Professional fees	10,756	5,526	38,140	122,556
Rental Expense	26,401	25,150	83,688	77,337

TOTAL EXPENSES	63,286	55,160	195,470	275,313

LOSS BEFORE INCOME TAXES	(39,944)	(16,900)	(124,554)	(143,738)
PROVISION FOR INCOME TAXES	610	610	1,220	2,020

NET LOSS	$(40,554)	$(17,510)	$(125,774)	$(145,758)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661	87,283,661

LOSS PER SHARE	$(.001)	$(.000)	$(.001)	$(.002)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
BALANCE AT
December 31, 2001	87,283,661	$872,836	$47,660,331	$(44,903,708)
Net loss for the nine months ended September 30, 2002				(125,774)

BALANCE AT
September 30, 2002	87,283,661	$872,836	$47,660,331	$(45,029,482)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(125,774)	$(145,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,924	27,924
Change in operating assets and liabilities:
Rent receivable	(1,136)	3,073
Accounts payable and accrued expenses	(58,030)	78,099

NET CASH USED IN OPERATING ACTIVITIES	(157,016)	(36,662)
CASH—BEGINNING OF PERIOD	2,965,258	3,027,849

CASH—END OF PERIOD	$2,808,242	$2,991,187

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

1.    Significant accounting policies

        Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2001, together with certain procedural disclosures.

        In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

2.    Basis of reporting

        The balance sheet as of September 30, 2002, the statements of operations for the three month periods ended September 30, 2002 and 2001 and the nine month periods ended September 30, 2002 and 2001, the statement of changes in shareholders' equity for the nine months ended September 30, 2002 and the statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2002 and the results of its operations and cash flows for the three month and nine month periods then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that might be achieved for the year ending December 31, 2002.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  (1)
  During the third quarter of 2002, the Company recorded a loss of $39,944 before income taxes compared to a loss of $16,900 for the same period of 2001. The increase in loss resulted principally from a decrease in interest income of $15,195, an increase in professional fees of $5,230 and an increase in administrative fees of $1,645 due to a change in stock transfer agent.

  (b)
  During the nine months ended September 30, 2002, the Company recorded a loss of $124,554 before income taxes compared to a loss of $143,738 for the same period of 2001. The decrease in loss resulted principally from a decrease in legal fees of $80,257 due to a proposed merger in 2001. This was offset by a decrease of interest income of $61,076 due to a decrease in interest rates.

Subsequent Event

        The Company's insurance coverage for property and liability insurance on the Grand Rapids, Michigan Shopping Center was cancelled effective October 22, 2002. Replacement insurance was located which is $31,500 per year more expensive than the cancelled insurance. The Company is endeavoring to find another policy, but there is no assurance it can find such policy at a lesser cost.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 4.  Controls and Procedures.

        Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company that is required to be disclosed in the Company's reports that are filed under the Exchange Act. Subsequent to the date that the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls.

PART II—Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP.

DATE: November 12, 2002	By	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

DATE: November 12, 2002	By	/s/ MORRIS ENGEL Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Allan L. Chapman, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Regency Equities Corp.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	By	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President

        I, Morris Engel, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Regency Equities Corp.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002	By	/s/ MORRIS ENGEL Morris Engel Chief Financial Officer and Treasurer

REGENCY EQUITIES CORP.
QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursaunt to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

REGENCY EQUITIES CORP. INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
REGENCY EQUITIES CORP. BALANCE SHEETS
STATEMENTS OF OPERATIONS (Unaudited)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS