Form 10-K
period 2002-12-31
REGENCY EQUITIES CORP
filed 2003-03-27
CIK 46656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

(310) 876-0569
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock ($.01 par value)
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     The aggregate market value of the voting securities held by nonaffiliates of the registrant as of June 30, 2002, based upon the average of the bid and asked prices on that date, was approximately $282,954. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant’s Common Stock.

     Number of shares of Common Stock, par value $.01, outstanding as of March 26, 2003: 87,283,661.

     Documents Incorporated by Reference: None.

PART I

Item 1. Business.

The corporate headquarters of Regency Equities Corp. (the “Company”) are located at 11845 West Olympic Boulevard, Suite 900, Los Angeles, California 90064. The Company shares this suite on a rent-free basis with the accounting firm of Engel, Kalvin, McMillan & Company, LLP. The Company’s Chief Financial Officer, Morris Engel, is a partner in Engel, Kalvin, McMillan & Company, LLP. The Company has two employees: Mr. Engel and Allan L. Chapman, the Company’s Chairman of the Board, Chief Executive Officer and President.

The Company owns a shopping center in Grand Rapids, Michigan. Approximately 12% of the shopping center’s space is leased to a tenant. The balance of the shopping center’s space has been vacant since July 1997. The Company sustained a net operating loss of $71,213 from this property in 2002. For further information regarding the Grand Rapids property, see the Company’s financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 2002 and the preceding several years, substantially all of the Company’s remaining assets have consisted of cash which has been deposited with several major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company’s various operations, reference is made to the Company’s financial statements and notes thereto that are included in this Annual Report on Form 10-K.

First Lincoln Holdings, Inc., a Delaware corporation, beneficially owns 72,867,965 shares of the Company’s common stock, which represents 83.48% of the Company’s outstanding common stock. Of that aggregate number of shares, First Lincoln Holdings, Inc. is the record owner of 1,010,000 shares and Evergreen Acceptance Corporation, a Delaware corporation and a wholly owned subsidiary of First Lincoln Holdings, Inc., is the record owner of 71,857,965 shares. Martin Oliner, who is a director of the Company, is the Chairman of the Board of Directors, President, Chief Executive Officer and sole stockholder of First Lincoln Holdings, Inc.

The nature and direction of the future business and operations of the Company are uncertain. The Board of Directors intends to consider suitable business ventures for the Company.

Item 2. Properties.

See “Item 1. Business.” The Company does not own any real property other than the Grand Rapids shopping center described above.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company’s stockholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters.

(a)  Market Information.

Until February 8, 1995, the principal market for the Company’s common stock was the Nasdaq National Market System. On that date, primarily as a result of the Company’s February 7, 1995 cash dividend which represented approximately 77.5% of its total assets, the Company’s stock was delisted from the Nasdaq National Market System. The common stock is now traded over-the-counter, and there is not an active market for such stock.

The following table reflects the highest and lowest per share prices for the Company’s common stock as quoted for the periods indicated. Because there is no longer an established, active public trading market for the Company’s common stock, the following prices may not be an accurate indication of the value of such stock.

2002	High	Low

1st quarter	$0.02	$0.01
2nd quarter	0.02	0.02
3rd quarter	0.02	0.01
4th quarter	0.02	0.01

2001	High	Low

1st quarter	$0.03	$0.01
2nd quarter	0.02	0.01
3rd quarter	0.02	0.01
4th quarter	0.02	0.01

(b)  Holders.

The number of record holders of the Company’s common stock on March 13, 2003 was 1,509.

(c)  Dividends.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company has not paid any other dividends since February 7, 1995.

Item 6. Selected Financial Data.(a)

	(In thousands, except per share data)
	Year ended December 31,

	2002	2001	2000	1999	1998

Total revenues	$93	$164	$197	$189	$198
Income (loss) before income taxes	(181)	(150)	(76)	(85)	(82)
Net income (loss)	(182)	(152)	(78)	(87)	(84)
Income (loss) per share	(.002)	(.002)	(.001)	(.001)	(.001)
Dividends per share	0	0	0	0	0
Total assets	3,479	3,713	3,814	3,892	3,980
Liabilities	32	84	32	32	33
Shareholders’ equity	3,447	3,629	3,782	3,860	3,947
Book value per share	.04	.04	.04	.04	.05
Weighted average shares outstanding	87,284	87,284	87,284	87,284	87,284

(a)	The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. The nature and direction of the future business plans and operations of the Company are uncertain. See “Item 1. Business.” As a result of these factors, the selected financial data are not necessarily indicative of the Company’s future financial condition or results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company conducts limited business operations, and its future is uncertain. See “Item 1. Business” for a discussion of the Company’s business and future direction. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

(a)	Results of Operations.

     (i)  Year Ended December 31, 2002 Compared with Year Ended December 31, 2001.

The Company recorded a loss before income taxes of $181,041 in 2002 compared to a loss of $150,157 in 2001. The increase in loss resulted principally from (i) a decrease in interest income of $71,080, (ii) an increase in stock transfer agent fees of $6,183, (iii) an increase in rental property utilities of $7,190, (iv) an increase in rental property management fees of $2,250 and (v) an increase in rental property insurance of $2,303. The decrease in operating results was partially offset by a decrease in professional fees of $58,317.

     (ii)  Year Ended December 31, 2001 Compared with Year Ended December 31, 2000.

The Company recorded a loss before income taxes of $150,157 in 2001 compared to a loss before income taxes of $76,362 in 2000. The increase in loss resulted principally from (i) a decrease in interest income of $31,733, (ii) an increase in accounting fees of $8,212 due to a change in auditing firms and Securities and Exchange Commission required reviews of the Company’s Quarterly Reports on Form 10-Q, and (iii)

an increase in legal fees of $42,246 due to two proposed mergers which were terminated during the year. The increase in operating loss was offset in part by a decrease of $7,003 in rental operating expenses

(b)  Liquidity, Capital Resources and Future Operations.

As of December 31, 2002, the Company had cash in the amount of $2,736,423 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

The business direction of the Company is uncertain. As a result, the reported financial information contained in this Annual Report on Form 10-K is not necessarily indicative of future operating results or of future financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has exposure to interest rate changes as a result of interest rate changes relating to the cash and cash equivalent balances that it maintains with two banks. However, the Company believes that any such reasonably anticipated changes in interest rates are unlikely to have a material effect on the Company’s financial position and results of operations.

Item 8. Financial Statements and Supplementary Data.

The information with respect to this item is set forth in the Company’s financial statements and notes thereto included in this Annual Report on Form 10-K and listed in the Index to Financial Statements and Financial Statement Schedules set forth in Item 15 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 12, 2001, the Company filed with the Securities and Exchange Commission (the “Commission”) a Current Report on Form 8-K regarding a change in accountants. On February 20, 2001, the Company filed with the Commission an amendment to its Current Report on Form 8-K for the purpose of setting forth additional information regarding its change in accountants.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are as follows:

Name	Age	Position with the Company

William J. Adams	73	Director and Secretary
Allan L. Chapman	65	Chairman of the Board of Directors, Chief Executive Officer and President
Morris Engel	76	Chief Financial Officer and Treasurer
Ira L. Gottshall	45	Director
Martin Oliner	55	Director

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

Directors are elected at the annual meeting of stockholders to serve during the ensuing year and until a successor is duly elected and qualified. In February 2003, Ronald LaBow resigned as a director of the Company, and in March 2003, Peter M. Graham resigned as a director of the Company. Officers serve at the pleasure of the Board of Directors. There are no family relationships between or among any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations adopted thereunder require the Company’s directors and officers and persons who own more than ten percent of the outstanding shares of the Company’s common stock (collectively, the “Reporting Persons”) to file with the Securities and Exchange Commission and the Company initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Based solely upon (i) the Company’s review of the Forms 3, 4 and 5 that were furnished by the Reporting Persons to the Company pursuant to Section 16(a) and applicable regulations during and with respect to the Company’s most recent fiscal year and (ii) written representations received by the Company from its directors and officers, the Company believes that all applicable Section 16(a) filing requirements were complied with on a timely basis by the Reporting Persons during and with respect to the Company’s most recent fiscal year.

Item 11. Executive Compensation.

(a)  Summary Compensation Table.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation

					Awards		Payouts

		Annual Compensation				Securities
					Restricted	Underlying		All Other
Name and				Other Annual	Stock	Options/	LTIP	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Awards($)	SARs(#)	Payouts($)	($)(1)

Allan L. Chapman	2002	$36,000	0	0	0	0	0	$3,000
Chairman, Chief	2001	$36,000	0	0	0	0	0	$4,000
Executive Officer and President	2000	$36,000	0	0	0	0	0	$4,000

(1)	Represents Mr. Chapman’s receipt of directors’ fees.

(b)  Compensation of Directors.

During 2002, the Company’s directors received $1,000 per Board meeting and $500 per committee meeting attended.

(c)  Indemnification Agreements.

The Company has entered into an indemnification agreement with each of its current directors and executive officers. The indemnification agreements provide for the mandatory indemnification of each director and executive officer by the Company with respect to proceedings arising out of or related to actions taken or omitted to be taken by the individuals as directors, officers, employees or agents of the Company. Under the agreements, the Company is obligated to indemnify each of these individuals to the fullest extent permitted by Delaware law and, if requested, is obligated to advance the reasonable expenses of any such individual with respect to a proceeding, unless independent legal counsel determines that such payments are not permitted. The Company’s obligations under these agreements continue notwithstanding the cessation of the individuals’ tenure as directors and officers of the Company.

(d)  Compensation Committee Interlocks and Insider Participation.

The sole member of the Company’s Stock Option/Compensation Committee is William J. Adams. Mr. Adams is the Company’s Secretary, which is not a salaried position.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company’s executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of March 1, 2003 by each such person or group and the percentage of the outstanding shares of the Company’s common stock beneficially owned as of March 1, 2003 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company’s knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company’s common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

	Shares of Stock	Approximate Percent
Name of Beneficial Owner	Beneficially Owned	of Class

Five Percent Shareholders
First Lincoln Holdings, Inc.(1)
Evergreen Acceptance Corporation	72,867,965	83.5%
1001 Jefferson Plaza, Suite 200 1001 Jefferson Street Wilmington, DE 19801
Directors and Named Executive Officers
William J. Adams	20,000	*
Allan L. Chapman	248,008	*
Ira L. Gottshall	0	0
Martin Oliner(2)	72,867,965	83.5%
All Directors and Executive Officers as a Group
(5 Persons)(2)	73,135,973	83.8%

*	Owns less than 1% of the Company’s outstanding shares of common stock.

(1)	Evergreen Acceptance Corporation is a wholly owned subsidiary of First Lincoln Holdings, Inc. Evergreen Acceptance Corporation is the record owner of 71,857,965 shares of the Company’s common stock; Evergreen Acceptance Corporation and First Lincoln Holdings, Inc. share voting and investment power with respect to such shares. First Lincoln Holdings, Inc. is the record owner of 1,010,000 shares of the Company’s common stock, as to which it has sole voting and investment power.

(2)	Information presented for Mr. Oliner includes shares of the Company’s common stock that are owned by First Lincoln Holdings, Inc. and its wholly owned subsidiary, Evergreen Acceptance Corporation. Mr. Oliner serves as Chairman of the Board, Chief Executive Officer and President of First Lincoln Holdings, Inc. Mr. Oliner and trusts for the benefit of his family are the beneficial owners of all of the outstanding capital stock of First Lincoln Holdings, Inc. Mr. Oliner does not have direct ownership of any shares of the Company’s common stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 regarding securities authorized for issuance under the Company’s equity compensation plans.

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	- 0 -	N/A	5,450,000
Equity compensation plans not approved by security holders	- 0 -	N/A	N/A
Total	- 0 -	N/A	5,450,000

The compensation plans approved by security holders represent the Company’s 1986 Stock Option Plan and Incentive Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

Morris Engel, the Company’s Chief Financial Officer and Treasurer, is a partner in the accounting firm of Engel, Kalvin, McMillan & Company, LLP. The Company paid fees of $16,227 to Engel, Kalvin, McMillan & Company, LLP in 2002 in consideration for accounting and tax services rendered by that firm.

Item 14. Controls and Procedures.

Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company that is required to be disclosed in the Company’s reports that are filed under the Exchange Act. Subsequent to the date that the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls.

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K.

(a)  Index to Financial Statements and Financial Statement Schedules.

Schedules not listed above are omitted because they are inapplicable or the information required is presented in the financial statements or the footnotes thereto.

(b)  Exhibits.

3.1	Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

3.2	By-laws of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.1	1986 Stock Option Plan, incorporated herein by this reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.2	Incentive Stock Option Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.3	Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.4	Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.5	Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6	Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7	Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)  Reports on Form 8-K.

The Company did not file any Reports on Form 8-K for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003	REGENCY EQUITIES CORP.
	By:	/s/ Allan L. Chapman

Allan L. Chapman, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2003	By:	/s/ Allan L. Chapman

Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: March 26, 2003	By:	/s/ Morris Engel

Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 26, 2003	By:	/s/ William J. Adams

William J. Adams Secretary and Director

Date: March 26, 2003	By:	/s/ Ira. L. Gottshall

Ira L. Gottshall Director

Date: March 26, 2003	By:	/s/ Martin Oliner

Martin Oliner Director

CERTIFICATIONS

I, Allan L. Chapman, certify that:

1.	I have reviewed this annual report on Form 10-K of Regency Equities Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Allan L. Chapman

Allan L. Chapman Chairman of the Board, Chief Executive Officer and President

I, Morris Engel, certify that:

1.	I have reviewed this annual report on Form 10-K of Regency Equities Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Morris Engel

Morris Engel Chief Financial Officer and Treasurer

REGENCY EQUITIES CORP.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and 15(a)(2)

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

THREE YEARS ENDED DECEMBER 31, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Regency Equities Corp.

We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
February 20, 2003

REGENCY EQUITIES CORP.

BALANCE SHEETS

	DECEMBER 31,

	2002	2001

ASSETS
Cash (Note A)	$2,736,423	$2,965,258
Rent receivable	5,945	3,337
Prepaid insurance	29,372
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $549,380 in 2002 and $512,148 in 2001 (Note B)	707,061	744,293

	$3,478,801	$3,712,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$30,383	$82,209
Income taxes payable (Note C)	1,220	1,220

	31,603	83,429

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,085,969)	(44,903,708)

	3,447,198	3,629,459

	$3,478,801	$3,712,888

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

REVENUES:
Interest income	$43,681	$114,761	$146,494
Rental income	49,409	49,182	50,051

TOTAL REVENUES	93,090	163,943	196,545

EXPENSES:
Administrative expense	106,077	99,894	102,156
Professional fees (Note E)	47,432	105,748	55,290
Rental expense	120,622	108,458	115,461

TOTAL EXPENSES	274,131	314,100	272,907

LOSS BEFORE INCOME TAXES	(181,041)	(150,157)	(76,362)
PROVISION FOR INCOME TAXES (NOTE C)	1,220	2,020	2,020

NET LOSS	$(182,261)	$(152,177)	$(78,382)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661

NET LOSS PER SHARE	$(.002)	$(.002)	$(.001)

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE YEARS ENDED DECEMBER 31, 2002

	COMMON STOCK
			ADDITIONAL
	NUMBER OF		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE AT January 1, 2000	87,283,661	$872,836	$47,660,331	$(44,673,149)
Net loss				(78,382)

BALANCE AT December 31, 2000	87,283,661	872,836	47,660,331	(44,751,531)
Net loss				(152,177)

BALANCE AT December 31, 2001	87,283,661	872,836	47,660,331	(44,903,708)
Net loss				(182,261)

BALANCE AT December 31, 2002	87,283,661	$872,836	$47,660,331	$(45,085,969)

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss	$(182,261)	$(152,177)	$(78,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,232	37,232	37,232
Changes in operating assets and liabilities:
Rent receivable	(2,608)	1,135	—
Prepaid insurance	(29,372)	—	—
Accounts payable and accrued expenses	(51,826)	51,219	399

NET CASH USED IN OPERATING ACTIVITIES	(228,835)	(62,591)	(40,751)

DECREASE IN CASH	(228,835)	(62,591)	(40,751)
CASH, BEGINNING OF YEAR	2,965,258	3,027,849	3,068,600

CASH, END OF YEAR	$2,736,423	$2,965,258	$3,027,849

See accompanying notes to financial statements.

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Regency Equities Corp. (the “Company”) is incorporated in the state of Delaware. The Company owns and leases to third parties a shopping center in Grand Rapids, Michigan.

CASH: Cash at December 31, 2002 is deposited with two major U.S. banks. At December 31, 2002 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION: Rental property is depreciated over its estimated useful life of 25 years using the straight-line method.

LONG-LIVED ASSETS: The Company periodically reviews long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. In determining if an impairment exists, management estimates the future undiscounted cash flows expected to be received, including the eventual disposition of the asset, less the related estimated cash out-flows expected to be incurred. If an impairment is indicated based upon the above, a determination is made of the asset's estimated fair value based upon recent appraisals. If the estimated fair value is less than the asset's net book value, an impairment is recognized.

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

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share (“EPS”). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company does not have any stock options, warrants or other convertible securities outstanding, basic and diluted EPS are the same, and only basic EPS is presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-Acquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

(Continued)

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

(Continued)

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practices. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

(Continued)

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (concluded)

In October 2002, the FASB issued SFAS No. 147 “Acquisition of Certain Financial Institutions,” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has not yet determined the impact SFAS No. 148 will have on its financial statements.

NOTE B — RENTAL ACTIVITY

The Company, as lessor, leases space in a shopping center (the Center) located in Grand Rapids, Michigan.

In July 1997, the lease for the tenant occupying approximately 12.5% of the Center expired. The tenant continues to occupy the space on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month.

The remaining approximately 87.5% of the Center is vacant.

(Continued)

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE C — INCOME TAXES

The provision for income taxes consists of:

	2002	2001	2000

Federal:
Current	$—	$—	$—
Deferred	(57,039)	(47,650)	(25,957)
State:
Current	1,220	2,020	2,020
Deferred	(14,497)	(12,028)	(1,837)
Increase (decrease) in valuation allowance of deferred tax assets	71,536	59,678	27,794

Total	$1,220	$2,020	$2,020

The reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	2002	2001	2000

Federal tax (benefit) at statutory rate	(34.0%)	(34.0%)	(34.0%)
State income tax, net of federal income tax benefit	0.7	1.3	2.6
Change in valuation allowance of deferred tax assets	34.0	34.0	34.0

Provision for income taxes	0.7%	1.3%	2.6%

(Continued)

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE C — INCOME TAXES (BENEFIT) (continued)

Deferred tax assets (liabilities) consist of:

	2002	2001

Depreciation	$(63,822)	$(64,488)

Gross deferred tax liabilities	(63,822)	(64,488)

Rental property loss allowance	78,153	78,153
Loss carryforwards	694,675	618,875

Gross deferred tax assets	772,828	697,028
Valuation allowance	(709,006)	(632,540)

Net deferred tax assets	63,822	64,488

Deferred taxes	$0	$0

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management’s estimate of the amount which will be realized from future profitability with reasonable certainty. The net change in the total valuation allowance for the years ended December 31, 2002, 2001, and 2000 were $76,466, $63,795 and $153,027, respectively. The increases in 2002 and 2001 result primarily from management’s assessment of the value of the Company’s loss carryforward incurred in those years.

(Continued)

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE C — INCOME TAXES (BENEFIT) (concluded)

The Company had operating loss carryforwards at December 31, 2002 for federal income tax purposes as follows:

EXPIRES IN:
2006	$630,000
2009	460,000
2018	80,000
2019	85,000
2020	85,000
2021	150,000
2022	181,000

$1,671,000

The Company also had significant California and Michigan state operating loss carryforwards at December 31, 2002.

The Company made income tax payments of $1,220, $2,020 and $2,020 during 2002, 2001 and 2000, respectively.

NOTE D — INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee’s employment with the Company. No stock options were granted or exercised in 2000, 2001 or 2002. No options were outstanding at December 31, 2002; however, options were available to be granted for 5,450,000 shares.

NOTE E — RELATED PARTY TRANSACTIONS

The current Chief Financial Officer is a partner in a certified public accounting firm which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $16,227 in 2002, $20,227 in 2001 and $11,182 in 2000.

REPORT OF INDEPENDENT AUDITORS
FINANCIAL STATEMENT SCHEDULES

Board of Directors
Regency Equities Corp.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules II and III are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Supplemental Information — Selected Quarterly Financial Data was not audited by us and, accordingly, we do not express an opinion on it.

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
February 20, 2003

REGENCY EQUITIES CORP.
SUPPLEMENTAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Three months ended

	12/31/02	9/30/02	6/30/02	3/31/02

Total revenues	$22,174	$23,342	$23,078	$24,496
Loss before income tax	$(56,487)	$(39,944)	$(36,949)	$(47,661)
Net loss	$(56,487)	$(40,554)	$(36,949)	$(48,271)
Loss per share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

	Three months ended

	12/31/01	9/30/01	6/30/01	3/31/01

Total revenues	$32,368	$38,260	$44,960	$48,355
Loss before income tax	$(6,419)	$(16,900)	$(48,206)	$(78,632)
Net loss	$(6,419)	$(17,510)	$(48,206)	$(80,042)
Loss per share	$(0.000)	$(0.000)	$(0.001)	$(0.001)

REGENCY EQUITIES CORP.

VALUATION AND QUALIFYING ACCOUNTS — SCHEDULE II

	Balance,	Additions	Additions	Balance
	beginning	charged to	to	end
	of year	operations	reserve	of year

Deferred tax valuation allowance deducted from deferred tax assets:
December 31, 2001	$568,745	$—	$63,795	$632,540

December 31, 2002	$632,540	$—	$76,466	$709,006

REGENCY EQUITIES CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION — SCHEDULE III

			Costs
			capitalized	Gross amount
			subsequent to	at which carried
	Initial Cost		acquisition	at close of period			(2)		Life
							Accumu-		on which
(1)		Bldg. &			Bldg. &		lated		deprecia-
Descrip-		Improve-	Improve-		Improve-	(3)	Deprecia-	Date	tion is
tion	Land	ments	ments	Land	ments	Total	tion	acquired	computed

(1)	$266,076	$794,337	$411,028	$266,076	$1,205,365	$1,471,441	$549,380	Oct 1976	25 years

(1)	The property is a shopping arcade in Grand Rapids, Michigan.

The property was not subject to encumbrance at December 31, 2002, 2001, or 2000

An allowance for possible losses of $215,000 has been provided at December 31, 2002 2001, and 2000 to adjust the carrying value of the property to estimated net realizable value.

(2)	Reconciliation of accumulated depreciation:

	2002	2001	2000

Balance at beginning of period	$512,148	$474,916	$437,684
Additions during period	37,232	37,232	37,232

Balance at close of period	$549,380	$512,148	$474,916

(3)	The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 2000, 2001 and 2002 was $1,471,441.

REGENCY EQUITIES CORP.

ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit Number	Description	Page

3.1	Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

3.2	By-laws of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.1	1986 Stock Option Plan, incorporated herein by this reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.2	Incentive Stock Option Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.3	Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.4	Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.5	Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6	Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7	Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

1

Exhibit Number	Description	Page

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2