Form 10-Q
period 2003-03-31
REGENCY EQUITIES CORP
filed 2003-05-12
CIK 46656

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Registrant’s telephone number, including area code (310) 827-9604

Former name, former address and former fiscal year,
if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [     ] No [ X ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 6, 2003 is 87,283,661.

REGENCY EQUITIES CORP.

INDEX TO FORM 10-Q

		Page

Part I	Financial information
Item 1.	Financial statements
	Balance sheets as of March 31, 2003 (Unaudited) and December 31, 2003	1
	Statements of operations for the three months ended March 31, 2003 and 2002 (Unaudited)	2
	Statement of changes in shareholders' equity for the three months ended March 31, 2003 (Unaudited)	3
	Statements of cash flows for the three months ended March 31, 2003 and 2002 (Unaudited)	4
	Notes to financial statements (Unaudited)	5
Item 2.	Management's discussion and analysis of financial condition and results	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6
Part II	Other information
Item 6.	Exhibits and reports on Form 8-K	7
Signature Page		8
Certifications		9-12
Index to exhibits		13

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

		December 31,
	March 31,	2002
	2003	(Unaudited)

ASSETS
Cash	$2,689,239	$2,736,423
Rent receivable	2,948	5,945
Prepaid insurance	20,097	29,372
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $558,688 in 2003 and $549,380 in 2002	697,753	707,061

	$3,410,037	$3,478,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$28,080	$30,383
Income taxes payable	610	1,220

	28,690	31,603

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,151,820)	(45,085,969)

	3,381,347	3,447,198

	$3,410,037	$3,478,801

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

REVENUES:
Interest income	$8,080	$11,461
Rental income	13,448	13,035

TOTAL REVENUES	21,528	24,496

EXPENSES:
Administrative expense	24,642	23,062
Professional fees	24,005	21,026
Rental expense	38,312	28,069

TOTAL EXPENSES	86,959	72,157

LOSS BEFORE INCOME TAXES	(65,431)	(47,661)
PROVISION FOR INCOME TAXES	420	610

NET LOSS	($65,851)	($48,271)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661

LOSS PER SHARE	($.001)	($.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
			Additional
	Number of		Paid-In	Accumulated
	Shares	Amount	Capital	deficit

Balance at December 31, 2002	87,283,661	$872,836	$47,660,331	($45,085,969)
Net loss for the three months ended March 31, 2003				(65,851)

Balance at March 31, 2003	87,283,661	$872,836	$47,660,331	($45,151,820)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($65,851)	($48,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,308	9,307
Changes in operating assets and liabilities:
Rent receivable	12,272	(2,001)
Accounts payable and accrued expenses	(2,303)	(54,588)
Income taxes payable	(610)	(610)

NET CASH USED IN OPERATING ACTIVITIES	(47,184)	(96,163)
CASH BEGINNING OF PERIOD	2,736,423	2,965,258

CASH END OF PERIOD	$2,689,239	$2,869,095

See accompanying notes to financial statements

Regency Equities Corp.
Notes to Financial Statements
March 31, 2003
(Unaudited)

1.	Significant accounting policies

Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2002 together with certain procedural disclosures.

2.	Basis of reporting

The balance sheet as of March 31, 2003, the statements of operations for the three month periods ended March 31, 2003 and 2002, the statement of changes in shareholders’ equity for the three months ended March 31, 2003, and the statements of cash flows for the three month periods ended March 31, 2003 and 2002, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2003 and the results of its operations and cash flow for the three month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.	Rental property

Real estate owned consists of a shopping center (the “Center”) located in Grand Rapids, Michigan. Approximately 12.5% of the Center is leased to a tenant on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month. The remaining 87.5% of the Center is vacant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

During the first quarter of 2003, the Company recorded a loss of $65,431, before income taxes, compared to loss of $47,661 before income taxes for the same period in 2002. The increase in loss resulted principally from (i) a decrease in interest income of $3,381, (ii) an increase in insurance expense of $9,276 arising from increased insurance premiums, and (iii) an increase in legal fees of $5,496 due to the requirements of the Sarbanes-Oxley Act of 2002.

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

REGENCY EQUITIES CORP. (Registrant)

DATE: May 13, 2003	By	/s/ ALLAN L. CHAPMAN

Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

DATE: May 13, 2003	By	/s/ MORRIS ENGEL

Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Allan L. Chapman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Regency Equities Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 13, 2003	By	/s/ ALLAN L. CHAPMAN Allan L. Chapman Chairman of the Board, Chief Executive Officer and President

I, Morris Engel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Regency Equities Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 13, 2003	By	/s/ MORRIS ENGEL Morris Engel Chief Financial Officer and Treasurer

REGENCY EQUITIES CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit
Number

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.