Form 10-Q
period 2003-06-30
REGENCY EQUITIES CORP
filed 2003-08-12
CIK 46656

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

Commission file number 0-10695

REGENCY EQUITIES CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-2298894

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11845 WEST OLYMPIC BOULEVARD, SUITE 900 LOS ANGELES, CA	90064

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	310-827-9604

Former name, former address and former fiscal year,
if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of August 8, 2003 is 87,283,661.

REGENCY EQUITIES CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	JUNE, 30,
	2003	DECEMBER 31,
	(Unaudited)	2002

ASSETS
Cash	$2,648,416	$2,736,423
Rent receivable	5,318	5,945
Prepaid insurance	10,821	29,372
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $567,996 in 2003 and $549,380 in 2002	688,445	707,061

	$3,353,000	$3,478,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	27,807	$30,383
Income taxes payable	610	1,220

	28,417	31,603

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,208,584)	(45,085,969)

	3,324,583	3,447,198

	$3,353,000	$3,478,801

See accompanying notes to financial statements

REGENCY EQUITIES CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

REVENUES:
Interest income	$7,885	$11,128	$15,965	$22,589
Rental income	13,082	11,950	26,530	24,985

TOTAL REVENUES	20,967	23,078	42,495	47,574

EXPENSES:
Administrative expense	24,795	24,451	49,437	47,513
Professional fees	7,560	6,358	31,565	27,384
Rental expense	45,376	29,218	83,688	57,287

TOTAL EXPENSES	77,731	60,027	164,690	132,184

LOSS BEFORE INCOME TAXES	(56,764)	(36,949)	(122,195)	(84,610)
PROVISION FOR INCOME TAXES	—	—	420	610

NET LOSS	($56,764)	($36,949)	($122,615)	($85,220)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661	87,283,661

LOSS PER SHARE	($.001)	($.001)	($.001)	($.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK
			ADDITIONAL
	NUMBER OF		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE AT December 31, 2002	87,283,661	$872,836	$47,660,331	($45,085,969)
Net loss for the six months ended June 30, 2003				(122,615)

BALANCE AT June 30, 2003	87,283,661	$872,836	$47,660,331	($45,208,584)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

CASH USED IN OPERATING ACTIVITIES:
Net loss	($122,615)	($85,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,616	18,616
Change in operating assets and liabilities:
Rent receivable	19,178	(2,121)
Accounts payable and accrued expenses	(2,576)	(59,199)
Income taxes payable	(610)	(610)

NET CASH USED IN OPERATING ACTIVITIES	(88,007)	(128,534)
CASH - BEGINNING OF PERIOD	2,736,423	2,965,258

CASH - END OF PERIOD	$2,648,416	$2,836,724

See accompanying notes to financial statements

Regency Equities Corp.
Notes to Financial Statements
June 30, 2003
(Unaudited)

1.	Significant accounting policies

Significant accounting policies of Regency Equities Corp. (the “Company”) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2002, together with certain procedural disclosures.

2.	Basis of reporting

The balance sheet as of June 30, 2003, the statements of operations for the three month and six month periods ended June 30, 2003 and 2002, the statement of changes in shareholders’ equity for the six months ended June 30, 2003 and the statements of cash flows for the six month periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2003, the results of its operations for the three month and six month periods ended June 30, 2003 and 2002 and cash flows for the six month period ended June 30, 2003 and 2002. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that might be affected for the year ending December 31, 2003.

3.	Rental property

Real estate owned consists of a shopping center (the “Center”) located in Grand Rapids, Michigan. Approximately 12.5% of the Center is leased to a tenant on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month. The remaining 87.5% of the Center is vacant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(a)	During the second quarter of 2003, the Company recorded a loss of $56,764 before income taxes compared to a loss of $36,949 for the same period of 2002. The increase in loss resulted principally from (i) a decrease in interest income of $3,243, (ii) an increase in insurance expense of $9,275 arising from an increased insurance premium, and (iii) an increase in the snow removal expense of $4,710.

(b)	During the six months ended June 30, 2003, the Company recorded a loss of $122,195 before income taxes compared to a loss of $84,610 for the same period of 2002. The increase in loss resulted principally from (i) a decrease in interest income of $6,624, (ii) an increase in insurance of $18,551 arising from an increase in insurance premium, and (iii) an increase in legal fees of $7,742 due to the requirements of the Sarbanes-Oxley Act of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP.

(Registrant)

DATE: August 11, 2003	By	/s/ ALLAN L. CHAPMAN

Allan L. Chapman
Chairman of the Board, Chief
Executive Officer and President
(Principal Executive Officer)

DATE: August 11, 2003	By	/s/ MORRIS ENGEL

Morris Engel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

REGENCY EQUITIES CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.