Form 10-Q
period 2003-09-30
REGENCY EQUITIES CORP
filed 2003-11-14
CIK 46656

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of November 13, 2003 is 87,283,661.

REGENCY EQUITIES CORP.

INDEX

		Page

Part I	Financial Information
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	1
	Statements of Operations for the three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	2
	Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2003 (Unaudited)	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	8
Signature Page		9
Index to Exhibits		10
Exhibit 31.1		11-12
Exhibit 31.2		13-14
Exhibit 32.1		15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
Cash	$2,587,584	$2,736,423
Rent receivable	3,543	5,945
Prepaid insurance	28,906	29,372
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $577,304 in 2003 and $549,380 in 2002	679,137	707,061

	$3,299,170	$3,478,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	24,497	$30,383
Income taxes payable	1,220	1,220

	25,717	31,603

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,259,714)	(45,085,969)

	3,273,453	3,447,198

	$3,299,170	$3,478,801

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

REVENUES:
Interest income	$7,162	$11,166	$23,127	$33,755
Rental income	12,515	12,176	39,045	37,161

TOTAL REVENUES	19,677	23,342	62,172	70,916

EXPENSES:
Administrative expense	24,554	26,129	73,991	73,642
Professional fees	8,367	10,756	39,932	38,140
Rental expense	37,276	26,401	120,964	83,688

TOTAL EXPENSES	70,197	63,286	234,887	195,470

LOSS BEFORE INCOME TAXES	(50,520)	(39,944)	(172,715)	(124,554)
PROVISION FOR INCOME TAXES	610	610	1,030	1,220

NET LOSS	($51,130)	($40,554)	($173,745)	($125,774)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661	87,283,661

BASIC AND DILUTED LOSS PER SHARE	($.001)	($.001)	($.002)	($.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK
			ADDITIONAL
	NUMBER OF		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE AT
December 31, 2002	87,283,661	$872,836	$47,660,331	($45,085,969)
Net loss for the nine months ended September 30, 2003				(173,745)

BALANCE AT
September 30, 2003	87,283,661	$872,836	$47,660,331	($45,259,714

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

CASH USED IN OPERATING ACTIVITIES:
Net loss	($173,745)	($125,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,924	27,924
Change in operating assets and liabilities:
Rent receivable	2,868	(1,136)
Accounts payable and accrued expenses	(5,886)	(58,030)

NET CASH USED IN OPERATING ACTIVITIES	(148,839)	(157,016)
CASH — BEGINNING OF PERIOD	2,736,423	2,965,258

CASH — END OF PERIOD	$2,587,584	$2,808,242

See accompanying notes to financial statements

Regency Equities Corp.
Notes to Financial Statements
September 30, 2003
(Unaudited)

1.	Significant accounting policies

Significant accounting policies of Regency Equities Corp. (the Company) are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2002, together with certain procedural disclosures.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

2.	Basis of reporting

The balance sheet as of September 30, 2003, the statements of operations for the three month periods ended September 30, 2003 and 2002 and the nine month periods ended September 30, 2003 and 2002, the statement of changes in shareholders’ equity for the nine months ended September 30, 2003 and the statements of cash flows for the nine month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2003 and the results of its operations and cash flows for the three month and nine month periods then ended.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that might be affected for the year ending December 31, 2003.

3.	Rental property

Real estate owned consists of a shopping center (the “Center”) located in Grand Rapids, Michigan. Approximately 12.5% of the Center is leased to a tenant on a month-to-month basis. Minimum rent in connection with this tenant is $3,500 per month. The remaining 87.5% of the Center is vacant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(1)	During the third quarter of 2003, the Company recorded a loss of $50,520 before income taxes compared to a loss of $39,944 for the same period of 2002. The increase in loss resulted principally from (i) a decrease in interest income of $4,004, (ii) an increase in insurance expense of $9,063 arising from an increased insurance premium, and (iii) an increase in miscellaneous repairs of $2,154. This was offset by a decrease in directors fees due to the resignation of two board members.

(b)	During the nine months ended September 30, 2003, the Company recorded a loss of $172,715 before income taxes compared to a loss of $124,554 for the same period of 2002. The increase in loss resulted principally from (i) a decrease in interest income of $10,628, (ii) an increase in insurance expense of $27,614 arising from an increase in insurance premium, and (iii) an increase in legal fees of $6,236 due to the requirements of the Sarbanes-Oxley Act of 2002.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY EQUITIES CORP. (Registrant)

DATE: November 13, 2003	By	/s/ ALLAN L. CHAPMAN

Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

DATE: November 13, 2003	By	/s/ MORRIS ENGEL

Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

REGENCY EQUITIES CORP.

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.