Form 10-K
period 2003-12-31
REGENCY EQUITIES CORP
filed 2004-04-26
CIK 46656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-10695

REGENCY EQUITIES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2298894 (I.R.S. employer identification no.)

9454 Wilshire Boulevard, Penthouse 27
Beverly Hills, California 90212
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

          The aggregate market value of the voting securities held by nonaffiliates of the registrant as of June 30, 2003, based upon the average of the bid and asked prices on that date, was approximately $143,757. For purposes of this calculation, all officers and directors of the registrant were considered affiliates, as were all beneficial owners (whether individuals, entities or groups) of more then ten percent of the registrant’s Common Stock.

          Number of shares of Common Stock, par value $.01, outstanding as of March 30, 2004: 87,283,661. Documents Incorporated by Reference: None.

PART I

Item 1. Business.

The corporate headquarters of Regency Equities Corp. (the “Company”) are located at 9454 Wilshire Boulevard, Penthouse 27, Beverly Hills, California 90212. The Company shares this office on a rent-free basis with the Company’s Chief Financial Officer, Morris Engel, who is a self-employed certified public accountant. The Company has two employees: Mr. Engel and Allan L. Chapman, the Company’s Chairman of the Board, Chief Executive Officer and President.

The Company owns a shopping center that is located at 4183-4198 Jupiter Avenue, N.E., Grand Rapids, Michigan. Approximately 12.5% of the shopping center’s space is leased to one tenant on a month-to-month basis. The balance of the shopping center’s space has been vacant since July 1997. The tenant operates a retail pet supplies store. Rental income from the shopping center in 2003 was $52,644. The Company sustained a net operating loss of $101,611 from this shopping center in 2003. For further information regarding the property, see the Company’s financial statements and notes thereto that are included in this Annual Report on Form 10-K.

During 2003 and the preceding several years, substantially all of the Company’s remaining assets have consisted of cash which has been deposited with two major United States banks. For further information regarding the amount of revenue, operating profit or loss and identifiable assets attributable to the Company’s operations, reference is made to the Company’s financial statements and notes thereto that are included in this Annual Report on Form 10-K.

Except for leasing 12.5% of its Michigan shopping center to one tenant, the Company has not conducted any business operations for more than five years. The Company’s attempts to locate attractive business opportunities in which it could invest its cash reserves have been unsuccessful.

Any decision by the Company to invest all or a portion of its available cash would be subject to the approval of the Board of Directors. A vote of the stockholders would not be necessary. Other than a requirement of Board approval, the Company has not adopted any policies regarding investments in real estate, investments in real estate-related assets, investments in other business or securities, issuances or repurchases of securities, incurring indebtedness or making loans.

According to an April 12, 2004 letter from the Company’s managing agent of the Michigan shopping center, the market value of the shopping center is approximately $700,000. The Company’s title to the property is not encumbered by any mortgages or other material liens, and the Company believes that the property is adequately covered by insurance. The letter from the Company’s agent states that significant improvements and changes to the shopping center are required in order to bring it to a marketable condition. Among other required improvements, the letter states that a new roof is needed and that the shopping center’s parking lot must be resurfaced. The agent’s letter states that a cash investment of at least $500,000 might be required in order to improve the shopping center to the level that it could attract new tenants and increase its rental income. The letter also states that most large retail tenants have moved to a commercial corridor that is approximately five miles from the Company’s shopping center.

The Company has not determined whether or not to make the significant improvements to the Michigan property that appear to be required in order to increase its market value and rental income.

Evergreen Acceptance LLC, a Delaware limited liability company, is the record owner of 71,897,965 shares of the Company’s common stock, and First Lincoln Holdings, Inc., a Delaware corporation, is the record owner of 1,010,000 shares of the Company’s common stock. The 72,907,965 shares of common stock that are owned by Evergreen Acceptance LLC and First Lincoln Holdings, Inc. represent approximately 83.5% of the Company’s 87,283,661 total outstanding shares of common stock.

Evergreen Acceptance LLC is owned by RMO, Inc., a Delaware corporation. RMO, Inc. and First Lincoln Holdings, Inc. are owned by MAREV, Inc., a Delaware corporation. Martin Oliner and the Oliner Family Trust own MAREV, Inc. and, as a result, are the ultimate beneficial owners of the 72,907,965 shares of common stock that are owned of record by Evergreen Acceptance LLC and First Lincoln Holdings, Inc. Mr. Oliner is the trustee of the Oliner Family Trust and also serves as one of the Company’s four directors. Mr. Oliner is (i) the sole director of MAREV, Inc., RMO, Inc. and First Lincoln Holdings, Inc., (ii) the Chief Executive Officer and President of MAREV, Inc., RMO, Inc. and First Lincoln Holdings, Inc., and (iii) one of the two managers of Evergreen Acceptance LLC.

The Company has entered into an Agreement and Plan of Merger dated December 16, 2003 (the “Merger Agreement”) with Regency Acquisition Corp., a Delaware corporation that is a wholly owned subsidiary of Evergreen Acceptance LLC.

Regency’s Board of Directors approved the Merger Agreement on December 11, 2003. First Lincoln Holdings, Inc. and Evergreen Acceptance LLC have approved and adopted the Merger Agreement by written consent in their capacity as the holders of a majority of the Company’s outstanding common stock.

Under the terms of the Merger Agreement, Regency Acquisition Corp. will merge into the Company (the “Merger”). Each share of the Company’s common stock, other than shares of common stock held by First Lincoln Holdings, Inc. and Evergreen Acceptance LLC and other than shares of common stock held by stockholders who perfect their appraisal rights under Delaware law, will be converted into the right to receive $0.017 in cash, without interest. The common stock that is owned by First Lincoln Holdings,

Inc. and Evergreen Acceptance LLC will be cancelled in the Merger, and the stock of Regency Acquisition Corp. that is owned by Evergreen Acceptance LLC will be converted into shares of the Company’s common stock on a one-for-one basis.

Upon the completion of the Merger, Evergreen Acceptance LLC will be the Company’s only stockholder. The Company’s common stock will cease to be traded on the OTC Bulletin Board after the Merger, and the Company will cease to file periodic reports with the Securities and Exchange Commission.

On January 26, 2004, the Company filed with the Securities and Exchange Commission a Schedule 14C and a Schedule 13E-3 regarding the Merger and the Merger Agreement. The Schedule 14C contains an Information Statement that describes in detail the Merger and the Merger Agreement and the reasons for converting the Company into a wholly owned subsidiary of Evergreen Acceptance LLC.

The Information Statement will be mailed to the Company’s stockholders after the Securities and Exchange Commission has completed its review of the document. As permitted by the Delaware General Corporation Law, no meeting of the Company’s stockholders will be held since the Merger Agreement has been approved by the holders of a majority of the Company’s common stock. The merger of Regency Acquisition Corp. into the Company, and the conversion of the Company into a wholly owned subsidiary of Evergreen Acceptance LLC, will occur approximately twenty days after the Information Statement is mailed to stockholders.

The Company currently anticipates that the Information Statement will be mailed to stockholders in May 2004, and that the Merger will occur prior to June 30, 2004.

Stockholders should review the Information Statement for additional information about the Merger, the Merger Agreement and their appraisal rights under Delaware law.

Item 2. Properties.

See “Item 1. Business.” The Company does not own any real property other than the Michigan shopping center described above.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 16, 2003, Evergreen Acceptance LLC and First Lincoln Holdings, Inc. executed a written consent pursuant to which they adopted the Merger Agreement and approved the Merger in their capacity as the holders of a majority of the Company’s common stock. For a summary of the Merger Agreement and the Merger, see “Item 1. Business.” Evergreen Acceptance LLC and First Lincoln Holdings, Inc. are the holders of record of 72,907,965 of the Company’s 87,283,661 total outstanding shares of common stock.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters.

(a)  Market Information.

Until February 8, 1995, the principal market for the Company’s common stock was the Nasdaq National Market System. On that date, primarily as a result of the Company’s February 7, 1995 cash dividend which represented approximately 77.5% of its total assets, the Company’s stock was delisted from the Nasdaq National Market System. The common stock is now on the OTC Bulletin Board, and there is not an active market for such stock.

The following table reflects the highest and lowest per share prices for the Company’s common stock as quoted for the periods indicated. Because there is no longer an established, active public trading market for the Company’s common stock, the following prices may not be an accurate indication of the value of such stock.

2003	High	Low

1st quarter	$0.03	$0.01
2nd quarter	0.02	0.01
3rd quarter	0.02	0.01
4th quarter	0.03	0.01

2002	High	Low

1st quarter	$0.02	$0.01
2nd quarter	0.02	0.02
3rd quarter	0.02	0.01
4th quarter	0.02	0.01

(b)  Holders.

The number of record holders of the Company’s common stock on March 22, 2003 was 1,505.

(c)  Dividends.

The Company has not historically paid regular dividends on its common stock and does not presently intend to do so in the future. On February 7, 1995, the Company paid an extraordinary cash dividend of $.15 per share to stockholders of record as of January 30, 1995. The Company has not paid any other dividends since February 7, 1995.

Item 6. Selected Financial Data.(a)

	(In thousands, except per share data)
	Year ended December 31,

	2003	2002	2001	2000	1999

Total revenues	$83	$93	$164	$197	$189
Income (loss) before income taxes	(215)	(181)	(150)	(76)	(85)
Net income (loss)	(216)	(182)	(152)	(78)	(87)
Income (loss) per share	(.002)	(.002)	(.002)	(.001)	(.001)
Dividends per share	0	0	0	0	0
Total assets	3,277	3,479	3,713	3,814	3,892
Liabilities	46	32	84	32	32
Shareholders’ equity	3,231	3,447	3,629	3,782	3,860
Book value per share	.04	.04	.04	.04	.04
Weighted average shares outstanding	87,284	87,284	87,284	87,284	87,284

(a)	The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K. Upon completion of the Merger, the Company will become a wholly owned subsidiary of Evergreen Acceptance LLC. See “Item 1. Business.” As a result, the selected financial data are not necessarily indicative of the Company’s future financial condition or results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company conducts limited business operations, and it will become a wholly owned subsidiary of Evergreen Acceptance LLC upon completion of the Merger. See “Item 1. Business” for a discussion of the Merger and the Merger Agreement. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

(a)  Results of Operations.

          (i) Year Ended December 31, 2003 Compared with Year Ended December 31, 2002.

The Company recorded a loss before income taxes of $215,040 in 2003 compared to a loss of $181,041 in 2002. The increase in loss resulted principally from (i) a decrease in interest income of $13,826, (ii) an increase in legal fees of $17,325 related to the Merger and the Merger Agreement, and (iii) an increase in rental property insurance expense of $27,195. The decrease in operating results was partially offset by (i) a decrease in directors’ fees of $3,500, (ii) a decrease in officers’ salaries of $16,500, and (iii) a decrease in accounting fees of $4,811.

          (ii) Year Ended December 31, 2002 Compared with Year Ended December 31, 2001.

The Company recorded a loss before income taxes of $181,041 in 2002 compared to a loss of $150,157 in 2001. The increase in loss resulted principally from (i) a decrease in interest income of $71,080, (ii) an increase in stock transfer agent fees of $6,183, (iii) an increase in rental property utilities of $7,190, (iv)

an increase in rental property management fees of $2,250, and (v) an increase in rental property insurance of $2,303. The decrease in operating results was partially offset by a decrease in professional fees of $58,317.

(b)  Liquidity and Capital Resources.

As of December 31, 2003, the Company had cash in the amount of $2,579,770 invested in interest-bearing demand deposit accounts with two major United States banks. The Company has sufficient cash for its current operating needs; the Company does not currently have any material commitments for capital expenditures; and it has no present plans to incur any indebtedness.

The aggregate cash consideration that is payable to the Company’s minority stockholders in connection with the pending merger of Regency Acquisition Corp. into the Company is estimated to be approximately $245,000, all of which will be provided by Evergreen Acceptance LLC and First Lincoln Holdings, Inc. out of working capital. The Company estimates that its expenses to be incurred in connection with the Merger will not exceed $100,000. See “Item 1. Business.”

(c) Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires the Company to make estimates and disclosures as of the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to the valuation of long-lived assets. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. The Company believes that the following critical accounting policy affects its more significant judgments and estimates in the preparation of its financial statements.

          Valuation of long-lived assets

Long-lived assets, consisting primarily of a building, comprise a significant portion of the Company’s total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Factors the Company considers important that could trigger a review for impairment include the following:

(a) Significant underperformance relative to expected historical or projected future operating results;

(b) Significant changes in the manner of the Company’s use of the acquired assets or the strategy of its overall business; and

(c) Significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

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

Item 9A. Controls and Procedures.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are as follows:

Name	Age	Position with the Company

William J. Adams	74	Director and Secretary
Allan L. Chapman	66	Chairman of the Board of Directors, Chief Executive Officer and President
Morris Engel	76	Chief Financial Officer and Treasurer
Ira L. Gottshall	46	Director
Martin Oliner	56	Director

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

Morris Engel has served as Chief Financial Officer of the Company since May 1991 and as Treasurer since March 1993. Mr. Engel is a self-employed certified public accountant. He was a partner in the accounting firm of Engel, Kalvin, McMillan & Company, LLP from November 1990 to November 2003. Mr. Engel was a partner in the accounting firm of Laventhol & Horwath from 1969 to 1990.

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

Martin Oliner has served as a director of the Company since November 1993 and has been engaged in the private practice of law since 1972. Mr. Oliner is (i) the sole director of MAREV, Inc., RMO, Inc. and First Lincoln Holdings, Inc., (ii) the Chief Executive Officer and President of MAREV, Inc., RMO, Inc. and First Lincoln Holdings, Inc., and (iii) one of the two managers of Evergreen Acceptance LLC.

Each director serves until a successor is duly elected at an annual meeting of stockholders. Officers serve at the pleasure of the Board of Directors. There are no family relationships between or among any of the directors and executive officers of the Company.

The Company does not have an audit committee. The Company’s full Board of Directors performs the responsibilities of an audit committee. The Board of Directors has not determined that any director qualifies as an “audit committee financial expert” within the meaning of the Securities and Exchange Commission’s rules. The Company has not adopted a written code of ethics that applies to its principal executive officer and principal financial officer.

The Securities and Exchange Commission’s requirements to disclose in a registrant’s Annual Report on Form 10-K whether or not a registrant has a code of ethics and whether or not a registrant has an audit committee financial expert are newly adopted rules that apply to annual reports for fiscal years ending on or after July 15, 2003. As described in the preceding sections of this Annual Report on Form 10-K, the Company will become a wholly owned subsidiary of one stockholder upon the effective date of the Merger that is described in the Merger Agreement and the Company will cease to file reports under the Securities Exchange Act of 1934 after the Merger. Because the Company will soon terminate its operations as a publicly traded corporation and because the Company has conducted very limited business operations during the preceding several years, the Board of Directors does not believe that it is necessary to have an audit committee financial expert or to adopt a written code of ethics that would cover the Company’s two employees. However, the Board of Directors consists of experienced directors who carefully review the Company’s financial statements, and the Board of Directors monitors the conduct of the Company’s two employees on an ongoing basis and requires them to comply with all applicable laws, rules and regulations. Furthermore, the Company’s Chief Financial Officer, Morris Engel, qualifies as an audit committee financial expert although he does not serve on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations adopted thereunder require the Company’s directors and officers and persons who own more than ten percent of the outstanding shares of the Company’s common stock (collectively, the “Reporting Persons”) to file with the Securities and Exchange Commission and the Company initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Based solely upon (i) the Company’s review of any Forms 3, 4 and 5 that were furnished by the Reporting Persons to the Company pursuant to Section 16(a) and applicable regulations during and with respect to the Company’s most recent fiscal year and (ii) written representations received by the Company from its directors and officers, the Company believes that all applicable Section 16(a) filing requirements were complied with on a timely basis by the Reporting Persons during and with respect to the Company’s most recent fiscal year.

Item 11. Executive Compensation.

(a)  Summary Compensation Table.

The following table sets forth all compensation paid or awarded by the Company for services rendered during the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 to its Chief Executive Officer. No executive officer or other employee of the Company had aggregate compensation for salary and bonus in excess of $100,000 during the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

						Securities
Name and				Other Annual	Restricted Stock	Underlying Options/		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Awards($)	SARs(#)	LTIP Payouts($)	Compensation ($)(1)

Allan L. Chapman	2003	$27,500	0	0	0	0	0	$5,000
Chairman, Chief	2002	$36,000	0	0	0	0	0	$4,000
Executive Officer and President	2001	$36,000	0	0	0	0	0	$4,000

(1)	Represents Mr. Chapman’s receipt of directors’ fees.

(b)  Compensation of Directors.

During 2003, the Company’s directors received $1,000 per Board meeting and $500 per committee meeting attended.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

With respect to each person known by the Company to be the beneficial owner of more than five percent of its common stock, each director of the Company, each of the Company’s executive officers named in the Summary Compensation Table presented above and all directors and executive officers of the Company as a group, the following table sets forth the number of shares of common stock beneficially owned as of March 15, 2004 by each such person or group and the percentage of the outstanding shares of the Company’s common stock beneficially owned as of March 15, 2004 by each such person or group. Unless otherwise indicated, each of the following stockholders has, to the Company’s knowledge, sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law or otherwise noted herein. Information presented below with respect to persons or groups owning more than five percent of the Company’s common stock is based upon Schedule 13D or 13G filings made by such persons or groups with the Securities and Exchange Commission.

	Shares of Stock	Approximate Percent
Name of Beneficial Owner	Beneficially Owned	of Class

Principal Stockholders (1)
Evergreen Acceptance LLC	72,907,965	83.5
First Lincoln Holdings, Inc.	72,907,965	83.5
Regency Acquisition Corp.	72,907,965	83.5
MAREV, Inc.	72,907,965	83.5
RMO, Inc.	72,907,965	83.5
Martin Oliner and the Oliner Family Trust	72,907,965	83.5
Directors and Named Executive Officers
William J. Adams	20,000	*
Allan L. Chapman	248,008	*
Ira L. Gottshall	0	0
Martin Oliner(2)	72,907,965	83.5
All Directors and Executive Officers as a Group
(5 Persons)(2)	73,175,973	83.8

*	Owns less than 1% of the Company’s outstanding shares of common stock.

(1)	The following information with respect to each person listed in this table as beneficially owning more than five percent of the Company’s common stock is based upon Amendment No. 17 to a Schedule 13D that was filed with the Securities and Exchange Commission on January 29, 2004 by all such beneficial owners: The business address of each such beneficial owner is 1219 West Street, Wilmington, Delaware 19801. Evergreen Acceptance LLC has sole voting and dispositive power with respect to 71,897,965 shares and shared voting and dispositive power with respect to 1,010,000 shares. First Lincoln Holdings, Inc. has sole voting and dispositive power with respect to 1,010,000 shares and shared voting and dispositive power with respect to 71,897,965 shares. Regency Acquisition Corp., MAREV, Inc., RMO, Inc., Martin Oliner and the Oliner Family Trust each have shared voting and dispositive power with respect to 72,907,965 shares.

(2)	Information presented for Mr. Oliner includes shares of the Company’s common stock that he beneficially owns through his direct or indirect ownership of the entities that are listed in this table under the heading “Principal Stockholders.” Mr. Oliner does not have record ownership of any shares of the Company’s common stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2003 regarding securities authorized for issuance under the Company’s equity compensation plans.

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	-0-	N/A	5,450,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	-0-	N/A	5,450,000

The compensation plans approved by security holders represent the Company’s 1986 Stock Option Plan and Incentive Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

Morris Engel, the Company’s Chief Financial Officer and Treasurer, was a partner in the accounting firm of Engel, Kalvin, McMillan & Company, LLP. The Company paid fees of $10,626 to Engel, Kalvin, McMillan & Company, LLP in 2003 in consideration for accounting and tax services rendered by that firm.

Pursuant to the Merger Agreement between the Company and Regency Acquisition Corp., Evergreen Acceptance LLC will become the Company’s sole stockholder and all stockholders other than Evergreen Acceptance LLC and First Lincoln Holdings, Inc. will receive cash in exchange for their shares of the Company’s common stock. Martin Oliner, who is one of the Company’s four directors, is the beneficial owner of Evergreen Acceptance LLC, First Lincoln Holdings, Inc. and Regency Acquisition Corp. For additional information about the Merger and the Merger Agreement, see “Item 1. Business.”

Item 14. Principal Accounting Fees and Services.

The following table shows the fees billed to the Company by Singer Lewak Greenbaum & Goldstein LLP (“Singer Lewak”) for the audit and other services rendered by Singer Lewak during fiscal 2003 and 2002.

	2003	2002

Audit Fees (1)	$11,699	$11,204
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1)	Audit fees represent fees for professional services provided to the Company in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

All audit-related services and other services rendered by Singer Lewak were pre-approved by the Board of Directors. The Company does not have an audit committee. The Board of Directors has a pre-approval policy that requires the pre-approval by the Board of all services performed for the Company by Singer Lewak.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index to Financial Statements and Financial Statement Schedules.

Page No.
Schedules not listed above are omitted because they are inapplicable or the information required is presented in the financial statements or the footnotes thereto.

(b)  Exhibits.

2.1	Agreement and Plan of Merger dated December 16, 2003 between the Company and Regency Acquisition Corp., incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2003.

3.1	Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

3.2	By-laws of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.1	1986 Stock Option Plan, incorporated herein by this reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.2	Incentive Stock Option Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.3	Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.4	Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.5	Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6	Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.7	Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant

to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Reports on Form 8-K.

On December 17, 2003, the Company filed a Current Report on Form 8-K (Items 5 and 7) regarding its execution of the Merger Agreement. For a description of the Merger and the Merger Agreement, see “Item 1. Business.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2004	REGENCY EQUITIES CORP.

	By:	/s/ Allan L. Chapman

Allan L. Chapman, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2004	By:	/s/ Allan L. Chapman

Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: April 26, 2004	By:	/s/ Morris Engel

Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 26, 2004	By:	/s/ William J. Adams

William J. Adams Secretary and Director

Date: April 26, 2004	By:	/s/ Ira. L. Gottshall

Ira L. Gottshall Director

Date: April 26, 2004	By:	/s/ Martin Oliner

Martin Oliner Director

REGENCY EQUITIES CORP.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and 15(a)(2)

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

THREE YEARS ENDED DECEMBER 31, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Regency Equities Corp.

We have audited the accompanying balance sheets of Regency Equities Corp. as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Equities Corp. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
March 16, 2004

REGENCY EQUITIES CORP.

BALANCE SHEETS

	DECEMBER 31

	2003	2002

ASSETS
Cash (Note A)	$2,579,770	$2,736,423
Rent receivable	6,023	5,945
Prepaid insurance	21,660	29,372
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $586,612 in 2003 and $549,380 in 2002 (Note B)	669,829	707,061

	$3,277,282	$3,478,801

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$44,934	$30,383
Income taxes payable (Note C)	1,275	1,220

	46,209	31,603

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,302,094)	(45,085,969)

	3,231,073	3,447,198

	$3,277,282	$3,478,801

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2003	2002	2001

REVENUES:
Interest income	$29,855	$43,681	$114,761
Rental income	52,644	49,409	49,182

TOTAL REVENUES	82,499	93,090	163,943

EXPENSES:
Administrative expense	85,104	106,077	99,894
Professional fees (Note E)	58,180	47,432	105,748
Rental expense	154,255	120,622	108,458

TOTAL EXPENSES	297,539	274,131	314,100

LOSS BEFORE INCOME TAXES	(215,040)	(181,041)	(150,157)
PROVISION FOR INCOME TAXES (NOTE C)	1,085	1,220	2,020

NET LOSS	$(216,125)	$(182,261)	$(152,177)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661	87,283,661

NET LOSS PER SHARE	$(.002)	$(.002)	$(.002)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE YEARS ENDED DECEMBER 31, 2003

	COMMON STOCK		ADDITIONAL
			PAID-IN
	NUMBER OF SHARES	AMOUNT	CAPITAL	ACCUMULATED DEFICIT

BALANCE AT
January 1, 2001	87,283,661	$872,836	$47,660,331	$(44,751,531)
Net loss				(152,177)

BALANCE AT
December 31, 2001	87,283,661	872,836	47,660,331	(44,903,708)
Net loss				(182,261)

BALANCE AT
December 31, 2002	87,283,661	872,836	47,660,331	(45,085,969)
Net loss				(216,125)

BALANCE AT
December 31, 2003	87,283,661	$872,836	$47,660,331	$(45,302,094)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2003	2002	2001

INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss	$(216,125)	$(182,261)	$(152,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,232	37,232	37,232
Changes in operating assets and liabilities:
Rent receivable	(78)	(2,608)	1,135
Prepaid insurance	(7,712)	(29,372)	—
Accounts payable and accrued expenses	(14,551)	51,826	51,219
Income Taxes Payable	55	—	—

NET CASH USED IN OPERATING ACTIVITIES	(156,653)	(228,835)	(62,591)

DECREASE IN CASH	(156,653)	(228,835)	(62,591)
CASH, BEGINNING OF YEAR	2,736,423	2,965,258	3,027,849

CASH, END OF YEAR	$2,579,770	$2,736,423	$2,965,258

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: Regency Equities Corp. (the “Company”) is incorporated in the state of Delaware. The Company owns and leases to third parties a shopping center in Grand Rapids, Michigan.

CASH: Cash at December 31, 2003 is deposited with two major U.S. banks. At December 31, 2003 and throughout the year the Company has maintained balances in its bank accounts in excess of the federally insured limit.

DEPRECIATION: Rental property is depreciated over its estimated useful life of 25 years using the straight-line method.

LONG-LIVED ASSETS: The Company periodically reviews long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. In determining if an impairment exists, management estimates the future undiscounted cash flows expected to be received, including the eventual disposition of the asset, less the related estimated cash out-flows expected to be incurred. If an impairment is indicated based upon the above, a determination is made of the asset’s estimated fair value based upon recent appraisals. If the estimated fair value is less than the asset’s net book value, an impairment is recognized.

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

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS (continued)

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

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS (continued)

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company’s financial statements.

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

In April 2003, the Financial Accounting Standards Board “FASB” issued SFAS NO. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS (continued)

derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s statements of earnings, financial position, or cash flows.

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

In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement required the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company’s financial statements.

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

NOTE C — INCOME TAXES

The provision for income taxes consists of:

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS (continued)

	2003	2002	2001

Federal:
Current	$—	$—	$—
Deferred	(71,155)	(57,039)	(47,650)
State:
Current	1,085	1,220	(2,020)
Deferred	(26,680)	(14,497)	(12,028)
Increase (decrease) in valuation allowance of deferred tax assets	96,750	71,536	59,678

Total	$1,085	$1,220	$2,020

The reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	2003	2002	2001

Federal tax (benefit) at statutory rate	(34.0%)	(34.0%)	(34.0%)
State income tax, net of federal income tax benefit	0.5	.7	1.3
Change in valuation allowance of deferred tax assets	34.0	34.0	34.0

Provision for income taxes	0.5%	.7%	1.3%

Deferred tax assets (liabilities) consist of:

	2003	2002

Depreciation	$(63,155)	$(63,822)

Gross deferred tax liabilities	(63,155)	(63,822)

Rental property loss allowance	78,153	78,153
Loss carryforwards	792,501	694,675

Gross deferred tax assets	870,654	772,828
Valuation allowance	(807,499)	(709,006)

Net deferred tax assets	63,155	63,822

Deferred taxes	$0	$0

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS (continued)

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management’s estimate of the amount which will be realized from future profitability with reasonable certainty. The net changes in the total valuation allowance for the years ended December 31, 2003, 2002, and 2001 were $98,493, $76,466 and $63,795, respectively. The increases in 2003 and 2002 result primarily from management’s assessment of the value of the Company’s loss carryforward incurred in those years.

The Company had operating loss carryforwards at December 31, 2003 for federal income tax purposes as follows:

EXPIRES IN:

2006	$630,000
2009	460,000
2018	80,000
2019	85,000
2020	85,000
2021	150,000
2022	181,000
2023	215,000

$1,886,000

The Company also had significant California and Michigan state operating loss carryforwards at December 31, 2003.

The Company made income tax payments of $1,220, $1,220 and $2,020 during 2003, 2002 and 2001, respectively.

NOTE D — INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans for certain officers that provide for options to be granted at a price equal to fair market value at the date of the grant. Options cannot be exercised after ten years from the date of the grant or more than three months after the termination of an optionee’s employment with the Company. No stock options were granted or exercised in 2001, 2002, 2003. No options were outstanding at December 31, 2003; however, options were available to be granted for 5,450,000 shares.

NOTE E — RELATED PARTY TRANSACTIONS

The current Chief Financial Officer was a partner in a certified public accounting firm through October 31, 2003 which provides accounting and tax services to the Company. Fees paid by the Company to that firm were $10,626 in 2003, $16,227 in 2002 and $20,227 in 2001.

NOTE F — SUBSEQUENT EVENT

The Company has entered into an Agreement and Plan of Merger dated December 16, 2003 with Regency Acquisition Corp. (“Acquisition”).

REGENCY EQUITIES CORP.

NOTES TO FINANCIAL STATEMENTS (continued)

Under the terms of the merger agreement, Acquisition will merge into the Company. Each share of the common stock of the Company, other than the 83.5% of shares held by the two majority shareholders (First Lincoln Holdings, Inc. (“First Lincoln”) and Evergreen Acceptance LLC (“Evergreen”)) will be converted into the right to receive $0.017 in cash without interest. The Company’s common stock owned by First Lincoln and Evergreen will be cancelled, and the shares of Acquisition common stock owned by Evergreen will be converted into shares of Company common stock on a one-for-one basis.

Upon completion of the merger, Evergreen will be the Company’s only shareholder.

REPORT OF INDEPENDENT AUDITORS’

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

Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California March 16, 2004

REGENCY EQUITIES CORP.

SUPPLEMENTAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

	Three months ended

	12/31/03	9/30/03	6/30/03	3/31/03

Total revenues	$20,327	$19,677	$20,967	$21,528
Loss before income tax	(42,325)	(50,520)	(56,764)	(65,431)
Net loss	(42,380)	(51,130)	(56,764)	(65,851)
Loss per share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

	Three months ended

	12/31/02	9/30/02	6/30/02	3/31/02

Total revenues	$22,174	$23,342	$23,078	$24,496
Loss before income tax	(56,487)	(39,944)	(36,949)	(47,661)
Net loss	(56,487)	(40,554)	(36,949)	(48,271)
Loss per share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

REGENCY EQUITIES CORP.

VALUATION AND QUALIFYING ACCOUNTS — SCHEDULE II

	Balance,	Additions	Additions	Balance
	beginning	charged to	to	end
	of year	operations	reserve	of year

Deferred tax valuation allowance deducted from deferred tax assets:
December 31, 2002	$632,540	$—	$76,466	$709,006
December 31, 2003	$709,006	$—	$98,493	$807,499

REGENCY EQUITIES CORP.

REAL ESTATE AND ACCUMULATED DEPRECIATION — SCHEDULE III

Costs capitalized
			subsequent to	Gross amount at which
	Initial Cost		acquisition	carried at close of period

		Bldg. &			Bldg. &
Description(1)	Land	Improvements	Improvements	Land	Improvements	Total(3)

(1)	$266,076	$794,337	$411,028	$266,076	$1,205,365	$1,471,441

			Life on which
	Accumulated		depreciation is
Description(1)	Depreciation(2)	Date Acquired	computed

(1)	$586,612	Oct. 1976	25 years

(1)	The property is a shopping arcade in Grand Rapids, Michigan.

The property was not subject to encumbrance at December 31, 2003, 2002, or 2001

An allowance for possible losses of $215,000 has been provided at December 31, 2003 2002, and 2001 to adjust the carrying value of the property to estimated net realizable value.

(2)	Reconciliation of accumulated depreciation:

	2003	2002	2001

Balance at beginning of period	$549,380	$512,148	$474,916
Additions during period	37,232	37,232	37,232

Balance at close of period	$586,612	$549,380	$512,148

(3)	The aggregate cost for federal income tax purposes of the property for each of the three years December 31, 2001, 2002 and 2003 was $1,471,441.

REGENCY EQUITIES CORP.

ANNUAL REPORT ON FORM 10-K

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated December 16, 2003 between the Company and Regency Acquisition Corp., incorporated herein by this reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2003.

3.1	Certificate of Incorporation of the Company as amended and restated to date, incorporated herein by this reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

3.2	By-laws of the Company, incorporated herein by this reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.1	1986 Stock Option Plan, incorporated herein by this reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.2	Incentive Stock Option Plan, incorporated herein by this reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.3	Indemnification Agreement dated February 7, 1995, between the Company and William J. Adams, incorporated herein by this reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.4	Indemnification Agreement dated February 7, 1995, between the Company and Allan L. Chapman, incorporated herein by this reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.5	Indemnification Agreement dated February 7, 1995, between the Company and Morris Engel, incorporated herein by this reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.6	Indemnification Agreement dated February 7, 1995, between the Company and Ira L. Gottshall, incorporated herein by this reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Exhibit Number	Description

10.7	Indemnification Agreement dated February 7, 1995, between the Company and Martin Oliner, incorporated herein by this reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.