Form 10-Q
period 2004-03-31
REGENCY EQUITIES CORP
filed 2004-05-25
CIK 46656

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number     0-10695

REGENCY EQUITIES CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-2298894

(State or other jurisdiction of incorporation or organization)	I.R.S. employer identification no.)

9454 Wilshire Boulevard, Penthouse 27, Beverly Hills, CA 90212

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code(310) 876-0569

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of Shares of Common Stock outstanding as of May 24, 2004 is 87,283,661.

REGENCY EQUITIES CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

REGENCY EQUITIES CORP.

BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Cash	$2,496,189	$2,579,770
Rent receivable	8,139	6,023
Prepaid insurance	14,820	21,660
Rental property owned, net of write down for possible loss of $215,000 and accumulated depreciation of $595,920 in 2004 and $586,612 in 2003	660,521	669,829

	$3,179,669	$3,277,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$43,315	$44,934
Income taxes payable	638	1,275

	43,953	46,209

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, authorized 5,000,000 shares; none issued	—	—
Common stock, par value $.01 per share, authorized 125,000,000 shares; issued and outstanding 87,283,661 shares	872,836	872,836
Additional paid-in capital	47,660,331	47,660,331
Accumulated deficit	(45,397,451)	(45,302,094)

	3,135,716	3,231,073

	$3,179,669	$3,277,282

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
REVENUES:
Interest income	$6,491	$8,080
Rental income	12,892	13,448

TOTAL REVENUES	19,383	21,528

EXPENSES:
Administrative expense	10,931	24,642
Professional fees	59,774	24,005
Rental expense	43,397	38,312

TOTAL EXPENSES	114,102	86,959

LOSS BEFORE INCOME TAXES	(94,719)	(65,431)
PROVISION FOR INCOME TAXES	638	420

NET LOSS	($95,357)	($65,851)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,283,661	87,283,661

LOSS PER SHARE	($.001)	($.001)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock
			Additional
	Number of		Paid-In	Accumulated
	Shares	Amount	Capital	deficit
Balance at December 31, 2003	87,283,661	$872,836	$47,660,331	($45,302,094)
Net loss for the three months ended March 31, 2004				(95,357)

Balance at March 31, 2004	87,283,661	$872,836	$47,660,331	($45,397,451)

See accompanying notes to financial statements

REGENCY EQUITIES CORP.

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($95,357)	($65,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,308	9,308
Changes in operating assets and liabilities:
Rent receivable	(2,116)	12,272
Prepaid expenses	6,840
Accounts payable and accrued expenses	(1,619)	(2,303)
Income taxes payable	(637)	(610)

NET CASH USED IN OPERATING ACTIVITIES	(83,581)	(47,184)
CASH BEGINNING OF PERIOD	2,579,770	2,736,423

CASH END OF PERIOD	$2,496,189	$2,689,239

See accompanying notes to financial statements

Regency Equities Corp.

Notes to Financial Statements
March 31, 2004
(Unaudited)

1.	Significant accounting policies

Significant accounting policies of Regency Equities Corp. are set forth in its Annual Report on Form 10-K as filed by the Company for the year ended December 31, 2003 together with certain procedural disclosures.

2.	Basis of reporting

The balance sheet as of March 31, 2004, the statements of operations for the three-month periods ended March 31, 2004 and 2003, the statement of changes in shareholders’ equity for the three months ended March 31, 2004, and the statements of cash flows for the three-month periods ended March 31, 2004 and 2003, have been prepared by the Company without audit. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2004 and the results of its operations and cash flow for the three-month period then ended. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the first quarter of 2004, the Company recorded a loss of $94,719, before income taxes, compared to a loss of $65,431 before income taxes for the same period in 2003. The increase in loss resulted principally from (i) an increase in legal fees of $36,419 due to the proposed merger described below and (ii) an increase in utilities of $3,580. This was offset by a decrease in officer salaries of $9,000 due to the reduction in salaries paid to the officers.

Going Private Transaction

Evergreen Acceptance LLC, a Delaware limited liability company, is the record owner of 71,897,965 shares of the Company’s common stock, and First Lincoln Holdings, Inc., a Delaware corporation, is the record owner of 1,010,000 shares of the Company’s common stock. The 72,907,965 shares of common stock that are owned by Evergreen Acceptance LLC and First Lincoln Holdings, Inc. represent approximately 83.5% of the Company’s 87,283,661 total outstanding shares of common stock. Martin Oliner, who is one of the Company’s four directors, is the ultimate beneficial owner of the shares that are owned by Evergreen Acceptance LLC and First Lincoln Holdings, Inc.

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

The Company has filed with the Securities and Exchange Commission a Schedule 14C and a Schedule 13E-3 regarding the Merger and the Merger Agreement. The Schedule 14C contains an Information Statement that describes in detail the Merger and the Merger Agreement and the reasons for converting the Company into a wholly owned subsidiary of Evergreen Acceptance LLC. The Information Statement will be mailed to the Company’s stockholders after the Securities and Exchange Commission has completed its review of the document. As permitted by the Delaware General Corporation Law, no meeting of the Company’s stockholders will be held since the Merger Agreement has been approved by the holders of a majority of the Company’s common stock. The merger of Regency Acquisition Corp. into the Company, and the conversion of the Company into a wholly owned subsidiary of Evergreen Acceptance LLC, will occur approximately twenty days after the Information Statement is mailed to stockholders.

The Company currently anticipates that the Information Statement will be mailed to stockholders in June 2004, and that the Merger will occur by July 15, 2004. Stockholders should review the Information Statement for additional information about the Merger, the Merger Agreement and their appraisal rights under Delaware law.

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

REGENCY EQUITIES CORP.

(Registrant)

DATE: May 24, 2004	By	/s/ ALLAN L. CHAPMAN

Allan L. Chapman Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

DATE: May 24, 2004	By	/s/ MORRIS ENGEL

Morris Engel Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)